Form 10KSB
period 2003-12-31
SEARCHLIGHT SOLUTIONS LTD
filed 2004-05-17
CIK 1265775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  0-50525

SEARCHLIGHT SOLUTIONS LTD.

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

77-0503850

(I.R.S. Employer Identification Number)

Suite 500, 329 Railway Street

Vancouver, British Columbia, V6A 1A4     Canada

(Address of principal executive offices)

(604)255-4620

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ] Yes  [ X (1) ] No

(1)

The Issuer became a reporting issuer on February 20, 2004.  This Form 10-KSB is the first report being filed.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

The Issuer's revenues for its fiscal year ended December 31, 2003 were $2,947,050.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was $3,294,225 as of the closing price of $0.55 per share on December 31, 2003 on the OTC Pink Sheets.

On December 31, 2003, the number of shares outstanding of the registrant's Common Stock was 23,958,000.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

BUSINESS

Item 1.  Description of Business

We were incorporated on November 2, 1995 as Carter/Lambert Holdings, Inc. under the laws of the State of Nevada to engage in any lawful corporate purpose.  Our shares began trading publicly on the NASD Pink Sheets on October 19, 1999.  Our company was initially a shell company.  We changed our name to "Electronic Manufacturing Solutions and Services, Inc." on November 14, 2000 and then changed our name to "Searchlight Solutions, Ltd." on June 20, 2003.

We are a technology services company, with clients in the legal industry and in other information intensive industries.  We provide our customers with information management consulting services.  We are also a reseller of software including Searchlight™ and other software used by lawyers to organize their cases.

We have not been involved in any bankruptcy, receivership or similar proceeding.

On May 22, 2003, we entered into a share exchange agreement with Triumph Case Management Ltd. of Vancouver, British Columbia.  Triumph Case Management Ltd. is a private holding company which owned all of the issued common shares of Searchlight Systems Inc.  Searchlight Systems Inc. is a Nevada incorporated is the United States operating company which in turn owns 100% of the issued common shares of Searchlight Systems Ltd.  Searchlight Systems Ltd. is a British Columbia incorporated, Vancouver based technology services company.  Searchlight Systems Ltd. employs approximately 60 full time hourly employees and six full time salaried management staff.  Searchlight Systems Ltd. is the Canadian operating company in our corporate structure.  Searchlight Systems Ltd. provides customers with consulting services and software which enables the transcription of any media containing information into an organized and retrievable digital format.

We issued 17,968,500 common shares for our acquisition of Searchlight Systems Inc. and Searchlight Systems Ltd.  This acquisition makes us a majority owned subsidiary of Triumph Case Management Ltd.  Following our acquisition of Searchlight Systems Inc., we commenced the business of being an integrated digital project management company.  The operation of the business is carried on through the companies in our corporate structure, Searchlight Systems Inc., Searchlight Systems Ltd. and LMC.

In February, 2003, Searchlight Systems Ltd. purchased 70% of the issued shares in a Washington corporation called Litigation Management Consulting Inc. ("LMC").  LMC provides information co-ordination and document manipulation services primarily to the legal industry in Washington State.  Searchlight Systems Ltd. paid $7,000 for its 70% controlling interest in LMC.

(i)

Our Principal Products, Services and Markets

We are a technology services company, with clients in the legal industry and in other information intensive industries.  We provide our customers with information management consulting services.  We are also a reseller of software including Searchlight™ and other software used by lawyers to organize their cases.

Our Business Model

Our primary market is within the legal industry.  We provide service in legal litigation support, which we have diagrammed in figures 1 and 2.  The standard litigation process includes the dispute, the discovery and finally the trial.  The trial may be followed by an appeal.

We provide case management support services and software in response to a dispute.  We also provide support services and software during the discovery process of deposition and disclosure documents.  The deposition is also known as examination for discovery. This pre-trial proceeding is a fact-finding hearing, in which a party is permitted to cross-examine another party to the action under oath, on the issues between them.  Disclosure is a term used in criminal proceedings, referring to any and all evidence gathered against an accused.

We also provide support services and software during the pre-trial collaboration period, which includes legal motions, conferences and finally presentation at trial.  A legal motion is an application to court seeking an order or generally dealing with a pre-trial issue or an issue within the trial. Evidence is usually given by affidavit and the applications are heard in chambers.

The Company also provides support services and software during an appeal if an appeal follows the trial.

We generate the majority of our revenues through selling services to our clients at an hourly or fixed bid rate.  We may also charge per page for paper-based documents.  We also license Searchlight™ software to our clients.

Suite of Services

We provide the following suite of services to our clients.

Consulting

In close collaboration with the client (often a legal defence team of lawyers), our personnel create a plan to allocate and handle the technical and the physical organization of resources and information over many disparate locations.

Services include logistical support for the initial months of the project, assisting the team in dealing with issues of what the disclosure contains, advising how to deal with the materials, providing insight into what should be disclosed, and helping craft requests for documents and/or databases.

Data Entry	Manually typing/entering of different types of client, case and business information into Searchlight™ or other software.
Document Annotating	Stamping and numbering of documentation
Document Archiving	Storing documents electronically on compact disk CD ROM or other media including computer hard drives, DVD, or even paper, enabling instant retrieval
Distribution of Disclosure	Facilitating mandatory document production
Document Scanning	Providing a system of document images for the computer file management system of their choice, including competitors' products
Electronic Data Discovery

 Electronic data discovery (EDD) is the discovery of evidentiary documents for litigation that are stored in electronic format originally.  This includes e-mail, word-processed documents such as memos, letters, spreadsheets, presentations and other electronic formats.

Multi-Media Retrieval	Organizing video, photographs, digital files, hand-written notes and audio evidence
Trial Preparation and Presentation	Creating electronic court rooms which have full audio and visual capabilities so that evidence in any media whether on paper, video, audio, etc., can be viewed by the courtroom’s audience
Document Indexing and Organization	Referencing of critical information
Computer Forensics

Computer forensics is the science and practice of examining and retrieving deleted data.  These may include:  deleted email, word processing, or spreadsheet files, temporary Internet or cache files that can be used to track Internet activity, numerical data files that reveal monetary transactions, replica files associated with transferring files to a PDA or a CD, log and spool files associated with printing, network access, general use.

Hardware and software Systems	Computers, servers and software can be provided for use on specific cases to avoid overtaxing existing resources

Searchlight™ Software

Searchlight™ is software developed to service the legal litigation support industry.  Searchlight™ software includes tools necessary to manage a legal case from inception at the dispute, to completion at trial and or appeal.  This includes document organization, indexing of documents, preparation of disclosure (electronic or paper), and acceptance of disclosure from others, data distribution to large teams of lawyers, trial presentation and preparation of electronic appeal books.

Searchlight™ software was developed and is owned by our majority shareholder, Triumph Case Management Ltd.  Our subsidiary, Searchlight Systems Inc., is licensed to distribute, use and license Searchlight™ software under a License and Software Distribution Agreement dated February 3, 2003 (the "Licensing Agreement").  Searchlight Systems Inc. pays Triumph the following fees under the Licensing Agreement:

- Per user license fee:  $695

- Annual update fee per user:  $125

- Triumph programmer hourly rate:  $65

- Triumph senior programmer hourly rate:  $110

License fees are payable by Searchlight Systems Inc. to Triumph within 15 days of the end of each month in which fees have accrued.  Searchlight Systems Inc. also pays Triumph for fees and expenses incurred in connection with customization and installation services for Triumph software which are provided by Triumph.  The Licensing Agreement may be terminated by either party to the agreement in the event a material breach has occurred by the other party to the agreement which remains uncured for 60 days after written notice of the material breach.

(ii)

Distribution methods of the products or services.

Our company is primarily a service provider.  There are no unique distribution methods for our services.  We work on a fee for services and a month to month basis.  Services may be performed at the clients’ offices or at one of the Company’s production locations.  For software distribution, the software is physically uploaded onto the clients’ servers or desk top computer(s) by one of the Company’s representatives.

(iii)

Status of any publicly announced new product or service.

We currently do not have a publicly announced new product or service.

(iv)

Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition.

The main market in which we compete is litigation support of the legal industry.  There are competitors within this market which fall into three main areas:

1.

Companies that develop shrink wrapped software (software shipped in a box or downloaded from the internet within executable files) which address portions of requirements of litigation support of the litigation process.

2.

Companies that provide litigation support services in electronic data discovery of electronic files (EDD) for the discovery step of the litigation process.

3.

Companies that provide litigation support services in electronic discovery of paper documents for the discovery step of the litigation process.

a.

Scanning houses

b.

Coding houses

Competitors to the Company have so far been unable to provide a complete solution for all the requirements of litigation support.  Competitors have only been able to address parts of the requirements and usually have to outsource to other companies to make up the difference.

Software Companies:

Companies included in this area are the providers of shrink-wrapped software (software shipped in a box or downloaded from the internet with executable files).  These include:

  Summation

  Concordance

  Sanction

  Trial Director (InData)

  I Pro

  JFS Litigators Notebook (Bowne& Co.)

  CaseSoft (DecisionQuest/Bowne& Co.)

Electronic Discovery Services Companies:

Companies included in this area provide products and services in litigation support.  These companies focus on providing electronic discovery of files already in electronic format (i.e. Microsoft Word Files, electronic mail, PDF files, etc.)  The companies include:

  Applied Discovery

  Fios Inc.

  Kroll

Paper Based Litigation Support Companies:

Companies included in this area provide scanning support and sometimes coding support.  These companies will often then further subcontract work out to partner companies.  Companies include:

  Bowne

  IKON

  Lex-Solutio

  D-M Information Systems

  Pacific Legal

Competitive Advantages

Competitors lack the breadth (competitors usually only address one or two aspects) and depth (competitors usually do not deliver information in a usable format to the clients; it may still be in a computer coded format requiring further refinement) of the services and software offered by the Company to address all the requirements of litigation support.

Key Personnel

The Company has recruited highly trained consultants who possess knowledge, experience, reputation and client contacts.  Our company motivates and retains these employees through continuing education programs and competitive compensation.

Physical Location

Through having much of the production staff located in Vancouver, British Columbia, the Company has been able to take advantage of the effects of exchange rates in offering their clients competitive rates as well as maintaining margins through lower cost labor.  The location in Vancouver also allows access to a highly skilled labor force.  Additionally, through having regional offices with sales staff located in hubs of legal activity in the United States, the Company has been able to take advantage of nationally recognized legal cases as the local provider of litigation support services.  Offices are located at 329 Railway Street, Suite 500, Vancouver, B.C. Canada,  V6A 1A4 and 80 S. Washington #300, Seattle  98104.

Strategic Relationship

The Company's strategic relationship with our affiliated company, Triumph Case Management, includes exclusive rights to use the parts of the Searchlight™ software support tools that are not sold to the market.  The material terms of our License Agreement with Triumph are discussed under the subheading "Searchlight Software".

(v)

Dependence on one or a few major customers.

Our Company's customer mix includes a disparate group of law firms, government agencies and utility corporations.  There is no dependency on a few major customers.

(vi)

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

Our company does not own nor has it applied for any patents.  A trademark has been granted to our controlling shareholder, Triumph Case Management Ltd. ("Triumph"), over the word "Searchlight" as it applies to digital management software.  We have been licensed to use Triumph's Searchlight software under the terms of a license and software distribution agreement dated February 3, 2003.  The Licensing Agreement is described in detail under the subheading "Searchlight Software".  We are not a party to any franchises, concessions, royalty agreement or labor contracts outside of the Triumph Agreement.

(vii)

Need for any government approval of principal products or services.

No government approval is required for our company to provide its principal services and products.

(viii)

Effect of existing or probable governmental regulations on the business.

There are no existing or probable governmental regulations which are likely to have a positive or a negative impact on our business or industry.

(ix)

Estimate of the amount spent during each of the last two fiscal years on research and development activities and if applicable the extent to which the cost of such activities are borne directly by customers.

We have not expended any funds over the last two fiscal years on research and development activities.

(x)

Costs and effects of compliance with environmental laws (federal, state and local).

The business which we operate is not subject to any material or unusual federal, state or local environmental laws.

(xi)

Number of total employees and number of full time employees.

The Company currently employs approximately 60 full time hourly employees and six full time salaried management staff.  We also employ 5 independent contractors/consultants working to provide litigation support services for the large case and other services contracts currently in place.

Item 2.  Description of Property

Office Premises

Our company does not own any real property or have an investment in real estate.  We lease our office premises.

We operate from our offices at Suite 500, 329 Railway Street, Vancouver, British Columbia, V6A 1A4, Canada.  We are party to a standard commercial lease in this location.  Our lease arrangements are flexible enough to allow us to expand our premises as necessary if business conditions require.  Our lease obligations for the next two years are:

2004

$

70,053

2005

$

23,581

Total

$

93,634

Item 3.  Legal Proceedings

We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

The Issuer's 2004 annual general meeting is scheduled to be held on Friday, June 11, 2004 at Suite 500, 329 Railway Street, Vancouver, British Columbia at 9:00 a.m.  The Issuer's security holders will be requested to elect new directors, to appoint the Issuer's auditors for the 2004/2005 fiscal year and to ratify all actions taken by the officers and directors of the Issuer the preceding year.  No other business is expected to be brought before the Issuer's shareholders at the 2004 annual general meeting.  The Issuer's notice of annual general meeting, Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Issuer's shares are quoted and listed for trading on the OTC Pink Sheets under symbol "SLLN".  The Issuer is fully reporting.

Certain of our shareholders hold shares in brokerage accounts or share depositories without registering them in their names.  Accordingly, there is an indeterminate number of shareholders holding our issued common shares.  As at December 31, 2003, we had approximately 42 registered shareholders.  The aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer was

$3,294,225 as of the closing price of $0.55 per share on December 31, 2003 on the OTC Pink Sheets.  There are no options or warrants to purchase additional common shares of the Issuer.

Trading Calendar Quarter	High Sales Price	Low Sales Price
January - March, 2002	0.12	0.12
April - June, 2002	0.12	0.12
July - September, 2002	0.12	0.12
October - December, 2002	0.12	0.12
January - March, 2003	0.12	0.12
April - June, 2003	0.50	0.30
July - September, 2003	0.75	0.40
October - December, 2003	0.60	0.47
January, 2004 - March, 2004	0.76	0.49

The high and low bid information contained in the preceding chart was obtained from the Pink Sheets website.  The quotations shown in the preceding chart reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

On July 1, 2003, we issued 17,968,500 common shares to Triumph Case Management Ltd.  Triumph Case Management Ltd. is a private holding company which owned all of the issued common shares of Searchlight Systems Inc.  Searchlight Systems Inc. is a Nevada incorporated holding company which in turn owns 100% of the issued common shares of Searchlight Systems Ltd.  Searchlight Systems Ltd. is a British Columbia incorporated Vancouver based technology services company.  Triumph Case Management Ltd. is not a U.S. person as defined in Rule 902(k) of Regulation S and no sales efforts were conducted in the U.S. in accordance with Rule 903(c) of Regulation S.

The Issuer does not expect to pay a dividend on its common stock in the foreseeable future.  Payment of dividends in the future will depend on the Issuer's earnings and its cash requirements at that time.

Item 6.  Management's Discussion and Analysis

General

Searchlight Systems Inc. (“Systems Inc.”) was incorporated in the state of Nevada in October 2000.  It originally issued 100 shares of common stock (par value of $0.001) to a company called Triumph Case Management Ltd. (“Triumph”) and was a wholly owned subsidiary of Triumph.  In January 2003, Systems Inc. acquired all the common stock of Searchlight Systems Ltd. (“Systems Ltd.”) from Triumph for $100 (Canadian dollars).  At that time, Systems Inc. had never had any revenue and had miscellaneous expenses of less than $2,000.  Systems Ltd. was an operating company.  At the conclusion of these transactions, Systems Inc. is a wholly-owned subsidiary of Triumph and Systems Ltd. is a wholly-owned subsidiary of Systems Inc.

In July 2003, Searchlight Solutions Ltd. (“Solutions Ltd.”) issued 17,968,500 shares of common stock to Triumph.  In exchange, Triumph transferred its interest in Systems Inc. to Solutions Ltd.  Solutions Ltd. was incorporated in the state of Nevada in 1995 and has traded as a shell company on the NASD Pink Sheets since October 19, 1999.  Because Triumph had the controlling interest in Systems Inc. before and after this transaction, it is treated as a recapitalization of Solutions Ltd.  Even though Solutions Ltd. is the legal acquirer, Systems Inc. is the accounting acquirer and our financial statements as at December 31, 2003 have been prepared on this basis.

In accordance with Statement of Financial Accounting Standards Statement No. 141, because these entities were under common control, balances have been restated (using historical costs) as if these transactions occurred as of the beginning of the reporting period (December 31, 2001).  Even though Systems Inc. is the accounting acquirer, because Solutions Ltd. is the legal acquirer, Solutions Ltd. is the entity presented in these consolidated financial statements (but, as noted above, Systems Inc. is treated as the accounting acquirer).  Solutions Ltd. is also referred to as “the Company” in our consolidated financial statements.

As noted above, Systems Ltd. is the primary Canadian operating company within the group.  Systems Ltd. was incorporated in British Columbia, Canada, in December 2001 and provides information coordination and document manipulation services to the legal industry in Canada.

In February 2003, Systems Ltd. paid $7,000 for a 70% interest in a Washington corporation called Litigation Management Consulting, Inc. (“LMC”).  LMC provides information coordination and document manipulation services to the legal industry in Washington.  The purchase was made because the Company believes the operations of LMC complement the Company’s operations in the United States.  The Company also believes it can improve LMC’s operations.  This acquisition has been accounted for under the purchase method.  The following table summarizes the allocation of the purchase price of assets acquired and liabilities assumed at the date of acquisition.

Current assets	$ 59,787
Capital assets	19,138

Total assets acquired	78,925

Current liabilities	(63,577)
Minority interest	(8,348)

Total liabilities assumed	(71,925)
$ 7,000

From February 11, 2003, forward, the Company’s consolidated statement of operations includes the revenue and expenses of LMC.

Results of Operations

Our management discussion and analysis will reflect the business of Solutions Ltd., its wholly owned subsidiaries, Systems Ltd. and Systems Inc., as well as the Company’s 70% interest in LMC.  All inter company accounts and transactions have been eliminated in consolidation.  This discussion should be considered in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003.

The Company operates in one business segment, which is providing information coordination and document manipulations services.  The Company’s operations are primarily in Canada, and Washington State.  The Company’s management does not find it useful to segment operations any further at this time.  In 2003, there were two main customers in Washington that accounted for 63% of sales in the United States.  In 2002, most sales were from various customers in Canada, and all property and equipment was located in Canada.

The Company’s reporting currency is in U.S. dollars and the functional currency of one of its subsidiaries, Systems Ltd., is Canadian dollars.  Assets and liabilities are translated from Canadian dollars to U.S.

dollars at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income.  Translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely into operations.  All amounts in these financial discussions and appended statements are in U.S. dollars unless otherwise noted.

The Company had a net loss of  $125,252 (-4%) of total revenue for the twelve-month period ended December 31, 2003 compared to a net loss of $34,178 (-3%) of total revenue for the twelve-month period ended December 31, 2002.

The difference is attributed to an increase in the cost of sales of $2,033,196 on sales of $2,947,050 (69%) of total revenue for the twelve-month period ended December 31, 2003 compared to cost of sales of $1,098,495 on sales of $1,267,147 (87%) of total revenue for the period ended December 31, 2002.  The Company recognizes revenue for services provided on an hourly basis as incurred.  The result was a difference in gross profit of $913,854 (31%) of total revenue for the twelve-month period ended December 31, 2003 compared to $168,652 (13%) of total revenue for the twelve-month period ended December 31, 2002.  Significant portions of the Company’s revenues are generated using technology developed by Triumph.  Triumph charges management fees for the use of this technology.  For the year ended December 31, 2003 Triumph charged the Company $468,816 for management fees and $573,120 for the year ended December 31, 2002.  These fees are included in the cost of sales.  In addition, the Company recorded sales for services provided to Triumph of $67,452 for the year ended December 31, 2003 and $173,668 for the year ended December 31, 2002.  The Company also sold equipment to Triumph for $124,224 (at no gain or loss).  Proceeds from this sale were used to reduce amounts owed to Triumph.

The difference in net profit can also be attributed to the increase in selling expenses which were $309,289 (10%) for the twelve-month period ended December 31, 2003 compared with $59,909 (5%) for the twelve-month period ended December 31, 2002.  Advertising costs are a component of these expenses and are expenses as incurred.  Advertising expenses were $309,289 for the twelve-month period ended December 31, 2003 and $33,843 for the twelve-month period ended December 31, 2002.  The difference in net profit can also be attributed to the increase in General and Administrative expenses which were $816,236 (28%) of total revenue for the twelve-month period ended December 31, 2003 compared to $132,790 (10%) of total revenue for the twelve-month period ended December 31, 2002.  The increase in expenditures can be attributed to the normal scaling up of infrastructure required to produce more work in the following quarters.  The resulting impact on loss from operations was $(211,671) (-7%) of total revenues for the period ended December 31, 2003 compared to a loss of $(24,047) (-2%) of total revenues for the nine-month period ended December 31, 2002.

Other income and/or expenses for the compared periods did have a small impact on the net income.  Interest income was $52,549 (2%) of total revenues for the twelve-month period ended December 31, 2003.  There was no interest income for the twelve-month period ended December 31, 2002. The was a gain on the sale of equipment to Triumph Case management Ltd. of $76,305 (3%) of total revenues for the twelve-month period ended December 31, 2003.  There was no corresponding sale of equipment in the twelve-month period ended December 31, 2002.  Other income was  $10,895 (0%) for the twelve-month period ended December 31, 2003.  There was no corresponding other income for the twelve-month period ended December 31, 2002.  There was also minority interest of $8,348 (0.3%) of total revenues for the twelve-month period ended December 31, 2003.  There was no corresponding minority interest for the twelve-month period ended December 31, 2002.  The interest expense was $(61,678) (-2%) for the twelve-month period ended December 31, 2003 compared to the interest expense of $(10,131) (-1%) for the twelve-moth period ended December 31, 2002.  The Company accounts for income taxes in accordance with the liability method.  Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be receivable against future taxable income.

The Company expects to account for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  There are no stock-based compensation plans through December 31, 2003.

The basic and diluted income (loss) per share was $(0.01) for the twelve-month period ended December 31, 2003.  There was no corresponding basic and diluted income (loss) per share for the twelve-month period ended December 31, 2002.  The weighted average shares outstanding for both basic and diluted was 14,723,700 for the twelve-month period ended December 31, 2003 compared to 7,270,000 for the twelve-month period ended December 31, 2002.  The basic loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share take into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive shares.  There were no potentially dilutive common shares in 2002 or 2003.  There were no potentially dilutive common shares at December 31, 2003 or 2002.  During the year, cash was received by the Company for common shares that were issued subsequent to year-end.  For purposes of earnings per share computations, these shares have been included as outstanding as of the date the proceeds were received by the Company.

Financial Condition

The financial condition of the Company at December 31, 2003 is as follows.  The assets reflect cash totaling $163,900 for the period ended December 31, 2003.  Cash consists of checking accounts held at financial institutions.  Solutions Ltd. has cash balances that exceed federally insured amounts from time to time.  Accounts receivable, net allowance for doubtful accounts of $22,839 in 2003, were $1,411,782 for the period ended December 31, 2003.  Accounts receivable are stated at their principal balances.  Management reviews the collectibility of accounts receivable on a periodic basis and determines the appropriate amount of any allowance.  The Company charges off receivables to the allowance when management determines that a receivable is not collectable.  The Company does not generally require collateral for any of its receivables and does not charge interest.  Deposits and other were $15,852 for the period ended December 31, 2003.  Total current assets were $1,591,534 for the period ended December 31, 2003.  Property and equipment, net was  $206,097 for the period ended December 31, 2003.  Equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years.  Maintenance and repairs are charged to expense as incurred.  Significant renewals and betterments are capitalized.  Leasehold improvements are recorded at cost and are amortized over the anticipated term of the lease or the lives of the improvements whichever is shorter.  Notes receivable to stockholders was $137,611 for the period ended December 31, 2003.  The notes receivable are due from two minority interest shareholders of LMC.  The notes are unsecured, are due on demand, and bear interest at a bank’s prime rate plus 4.5% (resulting in a rate of 9.0% at December 31, 2003).  Total assets were  $1,935,242 for the period ended December 31, 2003.

Current liabilities reflect a line of credit of $141,335 for the period ended December 31, 2003.  The Company has a $400,000 line of credit in Canadian dollars with a bank.  The line bears interest at the bank’s prime rate plus 1.25% (resulting in a rate of 5.75% at December 31, 2003) and is secured by substantially all of the Company’s assets.  Accounts payable and accrued expenses of $391,330 for the period ended December 31, 2003).  Amounts due to Triumph Case Management Ltd. were $1,176,115 for the period ended December 31, 2003.  The amounts due to Triumph bear interest at a bank’s prime rate (4.5% at December 31, 2003), are unsecured, and are due on demand.  Amounts due to other related parties of  $7,807 for the period ended December 31, 2003.  The amounts due to directors of the Company

are unsecured, non-interest bearing, and due on demand.   Total current liabilities were $1,716,587 for the period ended December 31, 2003.

Stockholder’s equity reflected common stock at a .001 par value with authorization of 100 million shares and issued and outstanding shares of 23,958.  The common stock issuable was 371 for the period ended December 31, 2003.  Issuance of this stock was authorized during the year ended December 31, 2003 and paid for in cash during the year but the stock was not issued until after the year end in April, 2004.  The additional paid-in-capital was $353,727 for the period ended December 31, 2003.  The retained deficit was  $(169,759) for the period ended December 31, 2003.  The accumulated other comprehensive income was $10,358 for the period ended December 31, 2003.

Contractual Obligations

The Company has entered into a non-cancelable operating lease for the rental of office space and temporary condominiums near job sites.  LMC’s office lease expires in February 2006.  Systems Ltd. office lease expires in April 2005 and the two condominium leases both expire in July 2004.  The Company and its subsidiaries also have numerous equipment leases.  Total rent expense for the years ended December 31 2003 and 2002 amounted to $150,067 and $31,852.  The Company’s future annual minimum lease payments for the years ended December 31 are as follows:

2004	$ 175,046
2005	$ 90,736
2006	$ 10,341
Total	$ 276,123

Item 7.  Financial Statements

Our audited financial statements for the fiscal year ended December 31, 2003 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants for the fiscal year ending December 31, 2003.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

             Compliance with Section 16(a) of the Exchange Act.

Biographical Information on our Officers and Directors:

Gary Procknow, President, C.E.O., Chairman and Director

From the period July 2003 to present, Mr. Gary Procknow worked as the President of Searchlight Solutions Ltd.  Mr. Procknow’s responsibilities include planning and directing all aspects of the company’s operational policies, objectives, and initiatives including the attainment of short- and long-term financial and operational goals.  From the period October 2000 to the present, Mr. Procknow worked as President of Searchlight Systems Inc.  Mr. Procknow’s responsibilities include planning and directing all aspects of the company’s operational policies, objectives, and initiatives including the attainment of short- and long-term financial and operational goals.  For the period September 1999 to present, Mr. Procknow has also held the position of President of Triumph Case Management Ltd.  Mr. Procknow's responsibilities during this period included directing all aspects of the business including operations and financial undertakings including contracts procural.  From the period 1998 to September 1999 Mr. Procknow held the positions of President of G P Projects Ltd., and President of C T Milling, continuing to be President of GP Projects Ltd.  Mr. Procknow's responsibilities during this period included overall management of the company and for the procurement and execution of construction projects for the company.

Rick Green, Vice President of Technology Development and Director

From the period July 2003 to present, Mr. Rick Green has worked as the Vice President of Technology for Searchlight Solutions Ltd.  Mr. Green’s responsibilities include all the software development within the company including directing the software engineering function in developing, releasing, and maintaining software applications according to business needs.  From the period October 2000 to the present, Mr. Green has worked as the Secretary and Vice President of Technology for Searchlight Systems Inc.  Mr. Green’s responsibilities include all the software development within the company including directing the software engineering function in developing, releasing, and maintaining software applications according to business needs.  For the period September 1999 to present, Mr. Green held the position of Vice President of Triumph Case Management Ltd.  Mr. Green's responsibilities include all the software development within the company including directing the software engineering function in developing, releasing, and maintaining software applications according to business needs.  From the period 1998 to September 1999 Mr. Green held the position of Technical Consultant to Evolve Technologies Inc.  Mr. Green's responsibilities during this period included project management of technical projects.

Brett Allan Procknow, Chief Financial Officer

From the period January, 2004 to the present, Mr. Brett Procknow has worked in a part time capacity as the Chief Financial Officer of Searchlight Solutions Ltd.  Mr. Procknow’s responsibilities include directing the organization's overall financial policies including all financial functions including accounting, budget, credit, insurance, tax, and treasury.  For the period October 2001 to present, Mr. Procknow held the position of General Manager Services of Searchlight Systems Ltd.  Mr. Procknow's responsibilities during this period included directing all aspects of the service delivery business to the company’s client base.  From November 2000 to November 2001 Mr. Procknow held the position of Project Manager for Triumph Case Management Ltd.  Mr. Procknow’s responsibilities included the management of client projects.  From the period 1998 to 1999 Mr. Procknow held the position of Project Manager of CT Milling.  Mr. Procknow's responsibilities during this period included management of construction projects.

Our C.F.O., Mr. Brett Procknow, is the son of our President and C.E.O., Gary Procknow.  There are no other family relationships among the directors or executive officers of the Issuer.

No director or executive officer of ours has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it.  No director or executive officer of ours has been convicted of a criminal offence or is the subject of a pending criminal proceeding.  No director or executive officer of ours has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director or officer of ours has been found by a court to have violated a federal or state securities or commodities law.

Item 10.  Executive Compensation

Compensation received by officers, directors, and management personnel will be determined from time to time by our Board of Directors.  Officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Other than as described above, none of our directors or officers receive any other compensation for their services.  The salaries shown in the following table are for the fiscal year ending December 31, 2003.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Gary Procknow, President, C.E.O., Chairman and Director	2003 2002	$72,589 $29,325	$5,368 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Rick Green, Vice President of Technology Development and Director	2003 2002	$73,413 $51,134	$5,368 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Brett Allan Procknow C.F.O. (1)	2003	$0.00	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Mr. Brett Procknow was appointed Chief Financial Officer in January, 2004 and therefore earned no salary as C.F.O. in 2003.

Our directors are not compensated for either acting as a director or for acting on any committees of the board of directors.

Our C.F.O., Brett Procknow, is not party to an employment agreement.  Our President, Mr. Gary Procknow and our Vice-President of Technology, Mr. Rick Green, are parties to employment agreements with our operating subsidiary, Searchlight Systems Ltd.  These two employment agreements contain identical provisions.  The Company has an agreement to pay its executive officers each a salary of $106,290 plus a $5,368 bonus.  The two officers decided to forego their unpaid salary for January, 2003 to May, 2003.  The actual wages paid in 2003 or accrued at December 31, 2003, to the two officers were $72,589 to Gary Procknow and $73,413 to Rick Green.  The agreements call for annual increases of a minimum of 10% of the previous year's salary.  The agreements provide that our executive officers may receive benefits, bonuses and stock options but do not specify amounts in any of these categories.  Our executive officers are entitled to four weeks of annual vacation.  These agreements require our executive officers to maintain confidentiality during and after their employment.  Our executive officers are prohibited from competing with our company during the term of their agreements and for six months following termination of their agreements.  All technology, knowledge or information developed by our executive officers during the course of their employment becomes the exclusive property of our company.  The employment agreements with our executive officers may be terminated by either our company or the executive officer.  Our company may terminate our executive officers without notice on payment of ten months salary.  There is a deemed termination of our executive officers and a requirement for termination pay in the event of a change of control of our company.  Our executive officers may terminate their employment agreements with our company on 30 days notice and would receive a lump sum payment equal to 60 days salary.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of December 31, 2003 by:

  each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

  each of our directors and named executive officers, and

  all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Triumph Case Management Ltd. (1) Suite 500 329 Railway Street Vancouver, B.C. V6A 1A4	17,968,500 common shares Direct Ownership (2)	75%
Common	Management as a Group (two directors)	17,968,500 common shares Indirect Ownership (2)	75%

(1)

Triumph Case Management Ltd. is owned 25% by G.P. Projects Ltd. and 25% by Mr. Rick Green.  Gary Procknow is President, C.E.O., Chairman and Director of our company.  Rick Green is Vice President of Development and a director of our company.

(2)

Direct ownership indicates that the shares are registered in the name of Triumph Case Management Ltd.  Indirect ownership indicates that management maintains an interest in the shares by virtue of a 50% control position in Triumph Case Management Ltd.

There are currently no arrangements in place among our shareholders or with third parties which may result in a change in control of our company.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Changes in Control.  We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions

Our Chief Executive Officer and Director, Mr. Gary Procknow, and our Vice President of Development and Director, Mr. Rick Green, are also directors, officers and shareholders of Triumph Case Management

Ltd.   Triumph Case Management Ltd. is a majority controlling shareholder of our company.  Messrs Green and Procknow are also directors and officers of our two subsidiaries, Searchlight Systems Inc. and Searchlight Systems Ltd.  On May 22, 2003, our company acquired all of the issued common shares of Searchlight Solutions Inc. from Triumph Case Management Ltd. in consideration for 17,968,500 of our common shares.  This transaction was an arm's length transaction negotiated by former management of our company.

Searchlight™ software was developed and is owned by our majority shareholder, Triumph Case Management Ltd.  Our subsidiary, Searchlight Systems Inc., is licensed to distribute, use and license Searchlight™ software under a License and Software Distribution Agreement dated February 3, 2003 (the "Licensing Agreement").  Searchlight Systems Inc. pays Triumph the following fees under the Licensing Agreement:

- Per user license fee:  $695

- Annual update fee per user:  $125

- Triumph programmer hourly rate:  $65

- Triumph senior programmer hourly rate:  $110

License fees are payable by Searchlight Systems Inc. to Triumph within 15 days of the end of each month in which fees have accrued.  Searchlight Systems Inc. also pays Triumph for fees and expenses incurred in connection with customization and installation services for Triumph software which are provided by Triumph.  The Licensing Agreement may be terminated by either party to the agreement in the event a material breach has occurred by the other party to the agreement which remains uncured for 60 days after written notice of the material breach.

No finder's fee or consulting agreements were provided as part of the share exchange with Triumph.  No officer, director or affiliate of our company was related to or connected with Triumph or its officers and directors prior to the share exchange.

Item 13.  Exhibits, List and Reports on Form 8-K.

(A)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 0-50525) filed on December 22, 2003 incorporated herein by reference.
3.2	Bylaws as filed with the Issuer's Form 10-SB (file no. 0-50525) on December 22, 2003, incorporated herein by reference.
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Section 906 Certification

(B)

Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCHLIGHT SOLUTIONS LTD.

Dated:  May 4, 2004

Per:

/s/Gary Procknow

Gary Procknow,

President, C.E.O. and Director

Per:

/s/Brett Procknow

Brett Procknow,

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Gary Procknow

/s/Brett Procknow

Gary Procknow,

Brett Procknow,

President, C.E.O. and Director

Chief Financial Officer

May 4, 2004

Date

SEARCHLIGHT SOLUTIONS LTD.

AND SUBSIDIARES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2003

C O N T E N T S

Page

INDEPENDENT AUDITORS' REPORT 1

FINANCIAL STATEMENTS

PETERSON SULLIVAN PLLC

601 UNION STREET SUITE 2300 SEATTLE WA 98101 (206) 382-7777 FAX 382-7700

                                                                                    CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Searchlight Solutions Ltd. and Subsidiaries

Vancouver, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of Searchlight Solutions Ltd. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Solutions Ltd. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Peterson Sullivan PLLC

March 15, 2004

Seattle, Washington

SEARCHLIGHT SOLUTIONS LTD.
CONSOLIDATED BALANCE SHEET
December 31, 2003
ASSETS
Current Assets
Cash	$ 163,900
Accounts receivable, net of allowance for
doubtful accounts of $22,839	1,411,782
Deposits and other	15,852
Total current assets	1,591,534
Property and Equipment, net	206,097
Notes Receivable, related parties	137,611
$ 1,935,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit	$ 141,335
Accounts payable and accrued expenses	391,330
Due to Triumph	1,176,115
Due to other related parties	7,807
Total current liabilities	1,716,587
Minority Interest	-
Stockholders' Equity
Common stock, $.001 par value; authorized 100 million
shares; issued and outstanding 23,958,000 shares	23,958
Common stock issuable	371
Additional paid-in capital	353,727
Retained earnings (deficit)	(169,759)
Accumulated other comprehensive income	10,358
218,655
$ 1,935,242

See Notes to Consolidated Financial Statements

SEARCHLIGHT SOLUTIONS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2003 and 2002
	2003	2002
Sales	$ 2,947,050	$ 1,267,147
Cost of sales	2,033,196	1,098,495
Gross profit	913,854	168,652
Selling expenses	309,289	59,909
General and administrative expenses	816,236	132,790
Loss from operations	(211,671)	(24,047)
Other income (expense)
Interest income	52,549
Gain on sale of equipment to Triumph	76,305
Other income	10,895
Minority interest	8,348
Interest expense	(61,678)	(10,131)
Net loss	$ (125,252)	$ (34,178)
Basic and diluted income (loss) per share	$ (0.01)	(0.00)
Weighted average shares outstanding
Basic and diluted	14,723,700	7,270,000

See Notes to Consolidated Financial Statements

3

SEARCHLIGHT SOLUTIONS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2003 and 2002
		2003	2002
Net loss		$ (125,252)	$ (34,178)
Other comprehensive income
Foreign currency translation adjustment		10,138	187
	Comprehensive loss	$ (115,114)	$ (33,991)

See Notes to Consolidated Financial Statements

SEARCHLIGHT SOLUTIONS LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2003 and 2002
							Foreign
	Common Stock		Common Stock Issuable		Additional	Retained	Currency
	Number of		Number of		Paid-in	Earnings	Translation
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Adjustment	Total
Balances, December 31, 2001,
prior to restatement	100	$ -	-	$ -	$ -	$ (1,730)	$ -	$ (1,730)
Effects of retroactive
restatement associated with
recapitalization through
merger with Searchlight
Solutions Ltd. and
Searchlight Systems Ltd.	7,269,900	7,270			186	(8,599)	33	(1,110)
Balances, December 31, 2001,
as restated	7,270,000	7,270			186	(10,329)	33	(2,840)
Translation adjustment							187	187
Net loss						(34,178)		(34,178)
Balances, December 31, 2002	7,270,000	7,270			186	(44,507)	220	(36,831)
Cancellation of shares	(1,280,500)	(1,280)			1,280
Issuance of shares to Triumph	17,968,500	17,968			(17,968)
Common stock issuable for cash			370,600	371	370,229			370,600
Translation adjustment							10,138	10,138
Net loss						(125,252)		(125,252)
Balances, December 31, 2003	23,958,000	$ 23,958	370,600	$ 371	$ 353,727	$ (169,759)	$ 10,358	$ 218,655

See Notes to Consolidated Financial Statements

SEARCHLIGHT SOLUTIONS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2003 and 2002
	2003	2002
Cash Flows from Operating Activities
Net loss	$ (125,252)	$ (34,178)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	63,106	24,966
Minority interest	(8,348)
Gain on sale of equipment to Triumph	(76,305)
Changes in operating assets and liabilities, net of
effects of LMC acquisition
Accounts receivable	(1,136,275)	(187,796)
Deposits and other	(9,820)	(6,032)
Accounts payable and accrued expenses	224,089	86,344
Net cash used in operating activities	(1,068,805)	(116,696)
Cash Flows from Investing Activities
Proceeds from sale of equipment to Triumph	124,224
Purchase of LMC, adjusted for cash acquired	7,989
Acquisition of property and equipment	(164,093)	(148,379)
Net cash used in investing activities	(31,880)	(148,379)
Cash Flows from Financing Activities
Net advances to related parties	(129,804)
Proceeds from (payments on) loans payable	(15,570)	15,570
Common stock issuable for cash	370,600
Proceeds from line of credit	141,335
Advances from Triumph	715,826	391,243
Net cash provided by investing activities	1,082,387	406,813
Foreign exchange effect on cash	8,333	1,043
Net change in cash	(9,965)	142,781
Cash, beginning of year	173,865	31,084
Cash, end of year	$ 163,900	$ 173,865
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 24,407	$ 2,171
Cash paid for income taxes	$ -	$ -

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company and Summary of Significant Accounting Policies

The Company and Summary of Significant Accounting Policies

Searchlight Systems Inc. ("Systems Inc.") was incorporated in the state of Nevada in October 2000.  It originally issued 100 shares of common stock (par value of $0.001) to a company called Triumph Case Management, Ltd. ("Triumph").  In January 2003, Systems Inc. acquired all the common stock of Searchlight Systems Ltd. ("Systems Ltd.") from Triumph for $100 (Canadian dollars).  At that time, Systems Inc. had never had any revenue and had miscellaneous expenses of less than $2,000.  Systems Ltd. was an operating company.  After this transaction, Systems Inc. is a wholly-owned subsidiary of Triumph and Systems Ltd. is a wholly-owned subsidiary of Systems Inc.

In July 2003, Searchlight Solutions Ltd. ("Solutions Ltd.") issued 17,968,500 shares of common stock (75% of its total equity) to Triumph.  In exchange, Triumph transferred its interest in Systems Inc. to Solutions Ltd.  Solutions Ltd. was incorporated in the state of Nevada in 1995 and had been dormant until 2003.  Because Triumph had the controlling interest in Systems Inc. before and after this transaction, it is treated as a recapitalization of Solutions Ltd.  Even though Solutions Ltd. is the legal acquirer, Systems Inc. is the accounting acquirer and these financial statements have been prepared accordingly.

In accordance with Statement of Financial Accounting Standards Statement No. 141, because these entities were under common control, balances have been restated (using historical costs) as if these transactions occurred as of the beginning of the reporting period (December 31, 2001).  Even though Systems Inc. is the accounting acquirer, because Solutions Ltd. is the legal acquirer, Solutions Ltd. is the entity presented in these consolidated financial statements (but, as noted above, Systems Inc. is treated as the accounting acquirer).  Solutions Ltd. is also referred to as "the Company" in these consolidated financial statements.

As noted above, Systems Ltd. is the primary operating company within the group.  Systems Ltd. was incorporated in British Columbia, Canada, in December 2001 and provides information coordination and document manipulation services to the legal industry in British Columbia, Canada.

In February 2003, Systems Ltd. paid $7,000 for a 70% interest in a Washington corporation called Litigation Management Consulting, Inc. ("LMC").  LMC provides information coordination and document manipulation services to the legal industry in Western Washington.  This acquisition is described in more detail in Note 2.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Solutions Ltd., its wholly-owned subsidiaries, Systems Ltd. and Systems Inc., as well as the Company's 70% interest in LMC.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, and the reported amounts of revenues and expenses for the periods presented.  Actual results could differ from these estimates.

Cash

Cash consists of checking accounts held at financial institutions.  Solutions Ltd. has cash balances that exceed federally insured limits from time to time.

Accounts Receivable

Accounts receivable are stated at their outstanding principal balances.  Management reviews the collectibility of accounts receivable on a periodic basis and determines the appropriate amount of any allowance.  The Company charges off receivables to the allowance when management determines that a receivable is not collectible.  The Company does not generally require collateral for any of its receivables and does not charge interest.

Notes Receivable, Related Parties

The notes receivable are due from two minority interest stockholders of LMC.  The notes are unsecured, are due on demand, and bear interest at a bank's prime rate plus 4.5% (resulting in a rate of 9.0% at December 31, 2003).

Property and Equipment

Equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years.  Maintenance and repairs are charged to expense as incurred.  Significant renewals and betterments are capitalized.  Leasehold improvements are recorded at cost and are amortized over the anticipated term of the lease or the lives of the improvements, whichever is shorter.

Due to Triumph

The amounts due to Triumph bear interest at a bank's prime rate (4.5% at December 31, 2003), are unsecured, and are due on demand.

Due to Other Related Parties

The amounts due to directors of the Company are unsecured, non-interest bearing, and due on demand.

Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive common shares at December 31, 2003 or 2002.  During the year, cash was received by the Company for common shares that were issued subsequent to year end.  For purposes of earnings per share computations, these shares have been included as outstanding as of the date the proceeds were received by the Company (see Note 5).

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts and notes receivable, deposits and other, accounts and notes payable, and amounts due to related parties.  The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and market rates of interest.

Foreign Currency Translation

The Company's reporting currency is U.S. dollars and the functional currency of one of its subsidiaries, Systems Ltd., is Canadian dollars.  Assets and liabilities are translated from Canadian dollars to U.S. dollars at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange throughout the year.  Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income.  Translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely into operations.  All amounts in these financial statements are in U.S. dollars unless otherwise noted.

Revenue Recognition

The Company recognizes revenue for services provided on an hourly basis as incurred.

Segment Reporting

The Company operates in one business segment, which is providing information coordination and document manipulation services.  The Company's operations are primarily in British Columbia, Canada, and Washington State.  The Company's management does not find it useful to segment operations any further at this time.  The following table summarizes 2003 activity by location.

	Canada	Washington

Sales	$ 2,068,234	$ 878,816
Property and equipment, net	204,267	1,830

In 2003, there were two customers in Washington that accounted for 63% of sales in the United States.  In 2002, all sales were from various customers in British Columbia, Canada, and all property and equipment was located in Canada.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expenses for the year ended December 31, 2003 and 2002, were $309,289 and $33,843, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the liability method.  Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be receivable against future taxable income.

Stock-Based Compensation

The Company expects to account for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  There are no stock-based compensation plans through December 31, 2003.

New Accounting Pronouncements

There are no new accounting pronouncements issued (but not effective) that are expected to have a material impact on the Company.

Note 2.  Acquisition of a Company

Effective February 11, 2003, the Company purchased 70% of the outstanding shares of stock of LMC, a Washington corporation, in exchange for $7,000.  The purchase was made because the Company believes the operations of LMC compliment the Company's operations in the United States.  The Company also believes it can improve LMC's operations.  This acquisition has been accounted for under the purchase method.

The following table summarizes the allocation of the purchase price of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$ 59,787
Capital assets	19,138

Total assets acquired	78,925

Current liabilities	(63,577)
Minority interest	(8,348)

Total liabilities assumed	(71,925)

$ 7,000

From February 11, 2003, forward, the Company's consolidated statement of operations includes the revenue and expenses of LMC.  Combining LMC's operating results for the entire year ended December 31, 2003 (and for the year ended 2002), with those of the Company results in the following unaudited pro forma data.

	2003	2002

Revenue	$ 3,181,211	$ 1,362,558
Expenses	(3,278,265)	(1,363,266)

Pro forma net loss	$ (97,054)	$ (708)

Pro forma net loss per share	$ (0.01)	$ (0.00)

This pro forma information may not be indicative of the actual results of the acquisition.  The pro forma information is based on the historical financial statements of the Company and LMC and has been prepared to illustrate the effects of the combination of the Company and LMC as if the combination occurred January 1, 2002.

The pro forma information is based on available information and certain assumptions that management believes are reasonable.  It should be read in connection with the historical financial statements of the Company and LMC.

Note 3.  Property and Equipment

Equipment and leasehold improvements consist of the following:

	2003	2002

Equipment	$ 245,543	$ 124,680
Leasehold improvements	48,569	25,772

	294,112	150,452
Less accumulated depreciation and amortization	(88,015)	(24,909)

	$ 206,097	$ 125,543

During the year ended December 31, 2003 and 2002, depreciation and amortization expense totaled $63,106 and $24,966, respectively.

Note 4.  Line of Credit

The Company has a $400,000 Canadian dollars (approximately $286,000 USD at December 31, 2003) line of credit with a bank.  The line of credit bears interest at the bank's prime rate plus 1.25% (resulting in a rate of 5.75% at December 31, 2003) and is secured by substantially all of the Company's assets.  The balance outstanding on the line of credit at December 31, 2003, is $141,335.

Note 5. Common Stock Issuable

The issuance of 370,600 shares of common stock was authorized during the year ended December 31, 2003 and paid for in cash during the year, but the stock was not issued until after the year end in April 2004.  For purposes of earnings per share computations, those shares have been treated as being issued and outstanding in these financial statements on the dates the proceeds from the sale of the shares were received by the Company.  The proceeds from the sales of shares amounting to $370,600 have been recorded as common stock issuable at the par value of the shares issued ($.001 per share) with the excess recorded as additional paid-in capital.

Note 6.  Provision for Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses.  Net operating loss carryovers may be limited by applicable tax law.

At December 31, 2003, the Company had approximately $39,000 (expressed in U.S. dollars) of unused Canadian net operating loss carryforwards for Canadian income tax purposes, which begin to expire in the year 2009.  The Company also has unused U.S. net operating loss carryovers of $110,000 for U.S. income tax purposes, which expire in 2023.

The difference between the statutory federal tax rate and the tax provision of zero recorded by the Company is explained as follows:

	2003	2002

Tax (benefit) at statutory federal rate	$ (41,000)	$ (12,000)
Change in valuation allowance	41,000	12,000

Tax provision	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31 are as follows:

	2003	2002

Deferred tax asset:
Net operating loss carryforwards	$ 53,000	$ 12,000

Less valuation allowance	(53,000)	(12,000)

Net deferred tax asset	$ -	$ -

Note 7.  Related Party Transactions

A significant portion of the Company's revenues are generated using technology developed by Triumph.  Triumph charges management fees for the use of this technology.  For the years ended December 31, 2003 and 2002, Triumph charged the Company $468,816 and $573,120, respectively, for management fees.  These fees are included in cost of sales in the consolidated statements of operations.  In addition, for the year ended December 31, 2003 and 2002, the Company recorded sales of $67,452 and $173,668, respectively, for services provided to Triumph.  The Company received rents from Triumph of $24,666 in 2003 and sold equipment to Triumph for a gain of $76,305.  The Company also paid the following expenses to Triumph:

	2003	2002

Fees for services	$ 254,936	$ -
Interest	52,063	7,959
Business development	42,003
Equipment rents	14,315
Subcontracts	3,749
Other office support	45,624

In January 2003, the Company agreed to guarantee a $254,440 loan made to Triumph.  In November 2003, the lender exercised an option agreement to convert the $254,440 (plus an additional $75,860 cash advance) into 15% of the outstanding common shares of Triumph.  Accordingly, the Company is no longer a guarantor on this loan.

The Company has an agreement to pay two directors each a salary of $106,290 plus a $5,368 bonus.  The two directors decided to forego their unpaid salary for January 2003 to May 2003.  The actual wages paid in 2003 or accrued at December 31, 2003, to the two directors were $61,258 to Gary Procknow and $58,858 to Rick Green.

The Company paid loan guarantee fees to these two directors of $8,589 each in 2003.  The balance due at December 31, 2003, for accrued management wages and loan guarantee fees is $29,507 to Gary Procknow and $65,608 to Rick Green.  These amounts include accrued interest of $253 and $689, respectively.

The Company paid management fees of $30,000 to GP Projects Ltd., a related company, in 2003.  A Company director owns GP Projects, Ltd.

The Company paid management fees of $10,000 to HNR Consulting Ltd., a related company, in 2003.  A Company director owns HNR Consulting, Ltd.

The Company paid salaries to two LMC directors totaling $135,692 in 2003.

Note 8.  Leases

The Company and its subsidiaries have entered into non-cancelable operating leases for rental of office space and temporary condominiums near job sites.  LMC's office lease expires in February 2006.  Systems Ltd. office lease expires in April 2005 and the two condominium leases both expire in July 2004.  The Company and its subsidiaries also have numerous equipment leases.  Total rent expense for the years ended December 31, 2003 and 2002, amounted to $150,067 and $31,852, respectively.

The Company's future annual minimum lease payments for the years ended December 31 are as follows:

2004	$ 175,046
2005	90,736
2006	10,341

Total	$ 276,123

