Form 10QSB
period 2004-03-31
SEARCHLIGHT SOLUTIONS LTD
filed 2004-09-16
CIK 1265775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-50525

SEARCHLIGHT SOLUTIONS LTD.

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

77-0503850

(I.R.S. Employer Identification Number)

Suite 500, 329 Railway Street

Vancouver, British Columbia, V6A 1A4     Canada

(Address of principal executive offices)

(604)255-4620

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X�� No ��

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes �� No ��

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Transitional Small Business Disclosure Format (Check one): Yes �� No ��

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SEARCHLIGHT SOLUTIONS LTD. CONSOLIDATED BALANCE SHEET March 31, 2004

ASSETS

Current Assets
Cash	$ 416,683
Accounts receivable, net of allowance for
doubtful accounts of $24,627	1,266,796
Deposits and other	23,051

Total current assets	1,706,530

Property and Equipment, net	39,242

Incorporation Cost, net
Notes Receivable, related parties
Investment in Triumph	114,304

Due from Triumph
1,860,076

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Line of Credit	184,698
Accounts payable and accrued expenses	514,040
Due to Triumph	924,166
Due to other related parties	7,742
Total current Liabilties	1,630,647

Minority Interest

Stockholders' Equity
Common Stock, $.001 par value; authorized 100 million
shares; issued and outstanding 23,958,000 shares	23,958
Common stock issuable	371
Additional paid-in capital	353,727
Retained earnings (deficit)	-190,682
Accumulated other comprehensive income (loss)	42,055
229,429
1,860,076

SEARCHLIGHT SOLUTIONS LTD.
CONSOLIDATED STATEMENT OF OPERATIONS
For the 3 months ended March 31, 2004

		2004	2003

Sales		817,046	605,791
Cost of sales		604,049	336,887
	Gross profit	212,997	268,904
Selling expenses		62,959	18,511
General and administrative expenses		224,692	96,988
	Profit (Loss) from operations	(74,654)	153,405
Other income (expense)
Interest income		30,358	1,596
Gain on sale of equipment to Triumph		55,348	0
Other income (expense)		(3,192)	38
Minority interest			8,348
Interest expense		(28,784)	(8,311)
	Net profit (Loss)	(20,922)	155,077

Basic and diluted income (loss) per share
Weighted average shares outstanding
Basic and diluted

SEARCHLIGHT SOLUTIONS LTD
Cash Flows from Operating Activities
March 31, 2004
	2004	2003

Net Income (Loss)	(20,922)	155,077
Adjustments to reconcile Net Income to net cash provided by ops
Depreciation	3,508	12,502
Minority Interest		(8,348)
Gain on Sale of capital assets to Triumph	(55,348)
Changes in operating assets and liabilities
Accounts receivable	144,986	(234,485)
Deposits and other	(7,199)	(452.00)
Accounts payable and accrued expenses	122,710	(55,874)
Foreign exchange effect on income

Net cash provided by Operating Activities	187,735	(131,580)
Cash Flows from Investing Activities
Proceeds from sale of equipment to Triumph	218,695
Purchase of LMC, adjusted for cash acquired		7,989
Acquisition of property and equipment		(88,226)

Investment in Triumph	(114,304)

Net cash provided by Investing Activities	104,391		(80,237)
Cash flows from Financing Activities
Net advances (to) from related parties	(65)		(116,251)
Proceeds/from (payments on) loans	137,611		(2,061)
Common stock issuable for cash
Paid in Capital	0
Line of credit proceeds (repayment)	43,363
Advances from (payments to) Triumph	(251,949)		164,875

Net cash provided by Financing Activities	(71,039)		46,563
Foreign exchange effect on cash	31,697		13,139
Net change in cash	252,784		(152,115)
Cash at beginning of period	163,900		173,865
Cash at end of period	416,683	252,783	21,750
		0

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and other parts of this Quarterly Report on Form 10-QSB concerning our future business, operating and financial condition and statements using the terms “believes”, “expects”, or “will”, “could”, “plans”, “anticipates”, “estimates”, “predicts”, “intends”, “potential”, “continue”, “should”, “may”, or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements are based upon our current expectations as of the date of this Report.  There may be events in the future that we are unable to accurately predict or control that may cause actual results to differ materially from expectations.  Information contained in these forward-looking statements is inherently uncertain, and actual performance is subject to a number of risks, including but not limited to, (1) dependence on key personnel, (2) dependence on growth of our service offering, (3) our ability to maintain and attract new business, (4) successful management of additional hiring and acquisitions, (5) intense competition, and (6) risks inherent in international operations. Further information on these and other potential risk factors that could affect our financial results may be described from time to time in our periodic filings with the Securities and Exchange Commission and include those set forth in this report under “Risk Factors”.  We cannot guarantee any future results, levels of activity, performance or achievement.  We undertake no obligation to update any of these forward-looking statements after the date of this Report.

Overview

We are a technology services company, with clients in the legal industry and in other information intensive industries including construction and engineering.  We provide our customers with information management consulting services.  We are also a reseller of software including Searchlight™ and other software used by lawyers to organize their cases.

Operations

Historically, we have derived our revenues almost exclusively from service fees that are billed at hourly rates.  Revenues related to these are recognized in the period in which the services are performed.  Compensation and project costs are comprised of salary, bonuses, taxes and benefits of all staff.

Results from Operations

Quarter ended March 31, 2004 compared to quarter ended March 31, 2003.

Our management discussion will reflect our business and the business of our wholly owned subsidiaries, Searchlight Systems Ltd., and Searchlight Systems Inc., as well as our 70% interest in Litigation Management Consulting (“LMC”).  All inter company accounts and transactions have been eliminated in consolidation.  This discussion should be considered in conjunction with the financial report and notes prepared by management for the first quarter period January 1, 2004 to March 31, 2004.

We operate in one business segment, which is providing information coordination and document manipulations services.  Our operations are primarily in Canada, and Washington State.  Our management does not find it useful to segment operations any further at this time.

Our reporting currency is in U.S. dollars and the functional currency of one of our subsidiaries, Searchlight Systems Ltd., is Canadian dollars.  Assets and liabilities are translated from Canadian dollars to U.S. dollars at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income.  Translation adjustments do not recognize the effect of income tax because we expect to reinvest the amounts indefinitely into operations.  All amounts in these financial discussions and appended statements are in U.S. dollars unless otherwise noted.

Revenues

We had a net loss of  $20,922 (-3%) on total revenue of $817,046 for the three month period ended March 31, 2004 compared to a net profit of $155,077 (26%) on total revenue of $605,791 for the three period ended March 31, 2003.

The loss is attributed to a cost of sales of $604,049 (74%) of total revenue of $817,046 for the three month period ended March 31, 2004 compared to cost of sales of $336,887 (56%) of total revenue of $605,791 for the period ended March 31, 2003.  We recognize revenue for services provided on an hourly basis as incurred.  The result was a gross profit of $212,997 (26%) of total revenue for the period ended March 31, 2004 compared to a gross profit of $268,904 (44%) of total revenue for the period ended March 31, 2003.

Operating Expenses

Selling expenses were $62,959 (8%) of total revenue for the period ended March 31, 2004 compared to $18,511 (3%) of total revenue for the period ended March 31, 2003.  Selling expenses include contract business development consultants, sales/marketing related travel and accommodation expenses, and advertising.  General and administrative expenses were $224,692 (28%) of total revenue for the period ended March 31, 2004 compared to $96,988 (16%) of total revenue for the period ended March 31, 2003.    Included in the general and administrative expenses are the expenses incurred as a result of preparation for the Securities and Exchange Commission (SEC) including increased management, expenses associated with audits as well as legal fees that would not be incurred in the course of normal operations.  The loss from operations was $ 74,654 (-9%) of total revenue for the period ended March 31, 2004 compared to a profit from operations of $153,405 (25%) of total revenue for the period ended March 31, 2003.

Other Income and/or Expenses

Other income included interest income, which was $30,358 (4%) of total revenue for the period ended March 31, 2004 compared to $1,596 (0%) of total revenue for the period ended March 31, 2003.  We also sold equipment to Triumph Case Management Ltd. for $55,348 (7%) of total revenue for the period ended March 31, 2004.  There was no corresponding sale of equipment to Triumph in the first quarter 2003.  There was a minority interest of $8,348 (1%) for the three-month period ended March 31, 2003 for which there was no corresponding interest for the three-month period ended March 31, 2004.  Interest expenses were $28,784 (-4%) or total revenue for the period ended March 31, 2004 compared to an interest expense of $8,311 (-1%) for the period ended March 31, 2003.

Liquidity and Capital Resources

Our financial condition at March 31, 2004 is as follows.  The assets reflect cash totaling $416,683 for the period ended March 31, 2004.  Cash consists of checking accounts held at various financial institutions.  Accounts receivable, net allowance for doubtful accounts of $24,627, were $1,266,796 for the period ended March 31, 2004.  Accounts receivable are stated in their principal balances.  Management reviews the collectibility of accounts receivable on a periodic basis and determines the appropriate amount of any allowance.  We charge off receivables to the allowance when management determines that a receivable is not collectable.  We do not generally require collateral for any of its receivables and do not charge interest.  Deposits and other were $23,051 for the period ended March 31, 2004.  Total current assets were $1,706,530 for the period ended March 31, 2004.  Property and equipment, net was $39,242 for the period ended March 31, 2004.  Equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years.  Maintenance and repairs are charged to expense as incurred.  Significant renewals and betterments are capitalized.  Leasehold improvements are recorded at cost and are amortized over the anticipated term of the lease or the lives of the improvements whichever is shorter.  An investment was made into Triumph Case Management Ltd. of $114,304 during the period ended March 31, 2004.  Total assets were $1,860,076 for the period ended March 31, 2004.  Our primary financing need has been to fund our growth.  Our primary source of liquidity has been cash flows generated from operations supplemented by the borrowings under our line of revolving line of credit.

Current liabilities reflect a line of credit of $184,698 for the period ended March 31, 2004.  The Company has a $400,000 line of credit in Canadian dollars with a bank.  The line bears interest at the bank’s prime rate plus 1.25% (resulting in a rate of 5.75% at December 31, 2003) and is secured by substantially all of the Company’s assets.  Accounts payable and accrued expenses were $514,040 for the period ended March 31, 2004.  Amounts due to Triumph Case Management Ltd., were $924,166 for the period ended March 31, 2004.  The amounts due to Triumph bear interest at a bank’s prime rate (4.5% at December 31, 2003), are unsecured, and are due on demand.  Amounts due to other related parties were $7,742 for the period ended March 31, 2004.  The amounts due to directors of the Company are unsecured, non-interest bearing, and due on demand.   Total current liabilities were $1,630,647 for the period ended March 31, 2004.

Stockholder’s equity reflected common stock at a .001 par value with authorization of 100 million shares and issued and outstanding 23,958,000shares.  The common stock issuable was 371 for the period ended March 31, 2004.  The additional paid-in-capital was $353,727 for the period ended March 31, 2004.  The retained deficit was  $(190,682) for the period ended March 31, 2004.  The accumulated other comprehensive income was $42,055 for the period ended March 31, 2004.

Future Needs

We believe the funds generated by operations, and the amounts available to us under our revolving line of credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months.  Our purpose for raising capital has been to fund the acquisitions of complementary companies in Canada and the United States.

Factors Affecting Performance

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.  The following risks and uncertainties are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.   The occurrence of any of the following risks could harm our business, financial condition or results of operations.

If we are unable to manage the growth of our business successfully, our financial results and business prospects could suffer.  We have acquired and combined businesses in different geographic areas in Canada and the United States.  We may not be able to successfully manage this larger staff in different geographic areas.  Additionally, growth increases demands on our management, our internal systems, procedures and controls.  To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial and other systems, procedures and controls, which has and will continue to increase our costs and may reduce our profitability.  This need to augment our support structure due to growth is compounded by our decision to become a public reporting company, and the increased expense that has and will continue to arise in complying with existing and new regulatory requirements.  We must prepare accurate and timely financial information, particularly as it relates to the on-going obligations of a public company.  We may be unable to successfully implement improvements tour information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Any failure to successfully manage growth could harm our financial results and business prospects.

Projects may be terminated suddenly, which may negatively impact our financial results.  Our projects center around the litigation support of legal cases.  In many cases our main contacts is the legal team involved in the case, however our client is the plaintiff or defendant involved in the case.  Our projects can terminate suddenly without advance notice to us.  Our clients may decide at any time to settle their disputes or take actions that result in the early termination of a project.  Our clients are under no contractual obligation to continue to use our services.  If a project is terminated unexpectedly, or even upon completion of a project, our staff working on the project may be underutilized until we assign them to other projects.  The termination or significant reduction in the scope of a single large project could negatively impact our results from operations.

Our ability to maintain and attract new business depends on our reputation and the quality of our services on client projects.  Our ability to secure new projects depends heavily upon our reputation.  Any factor that diminishes our reputation could make it substantially more difficult for us to attract new projects and clients.  Currently we obtain many of our new projects from law firms that we have worked with in he pastor from referrals by those lawyers.  Therefore any client that questions the quality of our work could seriously impair our ability to secure additional new projects.

Intense competition from litigation support software and services firms could hurt our business.  The market for litigation support services is intensely competitive, highly fragmented and subject to rapid change.  Many of our competitors are national in scope and have significantly greater personnel, financial, technical and marketing resources.  In addition, these competitors may generate greater revenues and have greater name recognition that we do.  We may be unable to compete successfully with our existing competitors or with any new competitors.  Our competitors are listed under “Description of Business” section (iv).

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2004.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer.  Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(A)  Exhibits

(3)

Articles of Incorporation

3.1

Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on December 22, 2003)

3.2

Certificate of Amendment of Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on December 22, 2003)

3.3

Certificate of Amendment of Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on December 22, 2003)

3.4

Certificate of Correction (incorporated by reference from our Registration Statement on Form 10-SB, filed on December 22, 2003)

3.5

Certificate of Amendment of Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on December 22, 2003)

3.6

Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on December 22, 2003)

(10)

Material Contracts

10.1

Licensing Agreement (incorporated by reference from our Registration Statement on Form 10-SB, filed on December 22, 2003)

10.2

Employment Agreement with Gary Procknow (incorporated by reference from our Amended Registration Statement on Form 10-SB/A, filed on May 26, 2004)

10.3

Employment Agreement with Rick Green (incorporated by reference from our Amended Registration Statement on Form 10-SB/A, filed on May 26, 2004)

10.4

Searchlight Systems Ltd. Office Lease (incorporated by reference from our Amended Registration Statement on Form 10-SB/A, filed on May 26, 2004)

10.5

LMC Seattle Office Lease (incorporated by reference from our Amended Registration Statement on Form 10-SB/A, filed on May 26, 2004)

10.6

Promissory Note between Searchlight Systems Ltd. and Triumph Case Management Ltd. (incorporated by reference from our Amended Registration Statement on Form 10-SB/A, filed on May 26, 2004)

10.7

Share Purchase Agreement with Litigation Management Consulting Inc. (incorporated by reference from our Amended Registration Statement on Form 10-SB/A, filed on May 26, 2004)

10.8

Share Exchange Agreement (incorporated by reference from our Amended Registration Statement on Form 10-SB/A, filed on May 26, 2004)

(14)

Code of Ethics

14.1

Code of Ethics (incorporated by reference from our Amended Annual Report on Form 10-KSB/A, filed on April 1, 2004).

(21)

Subsidiaries of Searchlight Solutions, Ltd.

Searchlight Systems Ltd. (incorporated in British Columbia)
Searchlight Systems Inc. (incorporated in Nevada)

(31)

302 Certifications

31.1

Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)

906 Certifications

32.1

Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  Reports on Form 8-K

None

SIGNATURES

SEARCHLIGHT SOLUTIONS LTD.

Dated:  September __15___, 2004

Per:

/s/ Gary Procknow

Gary Procknow,

President, C.E.O. and Director

Per:

/s/ Brett Procknow

Brett Procknow,

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Gary Procknow

/s/ Brett Procknow

Gary Procknow,

Brett Procknow,

President, C.E.O. and Director

Chief Financial Officer

Date   September 15, 2004

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary Procknow, President, CEO and director of Searchlight Solutions Ltd., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Searchlight Solutions Ltd.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: ___September 15, 2004

/s/ Gary Procknow

Gary Procknow
President, CEO and Director (Principal Executive Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brett Procknow, CFO of Searchlight Solutions Ltd., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Searchlight Solutions Ltd.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: ______September 15, 2004

/s/ Brett Procknow

Brett Procknow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Gary Procknow, President and CEO of Searchlight Solutions Ltd., hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the quarterly report on Form 10-QSB of Searchlight Solutions Ltd. for the three month period ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Searchlight Solutions Ltd.

Dated: ___September 15, 2004

/s/ Gary Procknow

Gary Procknow
President and CEO (Principal Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Brett Procknow, CFO of Searchlight Solutions Ltd., hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the quarterly report on Form 10-QSB of Searchlight Solutions Ltd. for the three month period ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Searchlight Solutions Ltd.

Dated: ____September 15, 2004

/s/ Brett Procknow

Brett Procknow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)