Form 10KSB/A
SEARCHLIGHT SOLUTIONS LTD
filed 2004-09-28
CIK 1265775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
Amendment #1

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

PART I

BUSINESS

Item 1.  Description of Business

We (or the “Company”, or the “Issuer”) were incorporated on November 2, 1995 as Carter/Lambert Holdings, Inc. under the laws of the State of Nevada to engage in any lawful corporate purpose.  Our shares began trading publicly on the NASD Pink Sheets on October 19, 1999.  Our company was initially a shell company.  We changed our name to "Electronic Manufacturing Solutions and Services, Inc." on November 14, 2000 and then changed our name to "Searchlight Solutions, Ltd." on June 20, 2003.  Although the Issuer was at all times looking to acquire an operating business, and entered into a preliminary agreement to do in so 2000 (which was never completed), until the May 22, 2003 agreement referred to below the Issuer had not specific business plan or purpose.

We are a technology services company, with clients in the legal industry and in other information intensive industries.  We provide our customers with information management consulting services.  We are also a reseller of software including Searchlight™ and other software used by lawyers to organize their cases.

We have not been involved in any bankruptcy, receivership or similar proceeding.

On May 22, 2003, we entered into a share exchange agreement with Triumph Case Management Ltd. (“Triumph”) of Vancouver, British Columbia.  Triumph  is a private holding company which owned all of the issued common shares of Searchlight Systems Inc.  Searchlight Systems Inc. was incorporated in  Nevada and  is the United States operating company which in turn owns 100% of the issued common shares of Searchlight Systems Ltd.  Searchlight Systems Ltd. is a British Columbia incorporated, Vancouver based technology services company.  Searchlight Systems Ltd. employs approximately 60 full time hourly employees and six full time salaried management staff.  Searchlight Systems Ltd. is the Canadian operating company in our corporate structure.  Searchlight Systems Ltd. provides customers with consulting services and software which enables the transcription of any media containing information into an organized and retrievable digital format.

Triumph agreed to transfer all of the issued and outstanding shares in Searchlight Systems Inc. to the Issuer in exchange for that number of shares that is equal to 75% of the issued and outstanding shares of the Issuer.

We issued 17,968,500 common shares to Triumph Case Management Ltd. for our acquisition of Searchlight Systems Inc. and Searchlight Systems Ltd.  This acquisition makes us a majority owned subsidiary of Triumph .  Following our acquisition of Searchlight Systems Inc., we commenced the business of being an integrated digital project management company.  The operation of the business is carried on through the companies in our corporate structure, Searchlight Systems Inc., Searchlight Systems Ltd. and LMC.

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

(i)

Our Principal Products, Services and Markets

We are a technology services company, with clients in the legal industry and in other information intensive industries.  We provide our customers with information management consulting services.  We are also a reseller of software including Searchlight™ and other software used by lawyers to organize their cases.  Virtually all of the work we do is for the legal industry.

Our Business Model

Our primary market is within the legal industry.  We provide service in legal litigation support, which we have diagrammed in figures 1 and 2.  The standard litigation process includes the dispute, the discovery and finally the trial.  The trial may be followed by an appeal.

The Company's operations are primarily in Canada, and Washington State.  Potential markets for its products include all jurisdictions in North America and Europe.  We perform services at our offices in Vancouver, BC, Canada and Seattle, Washington, and also at client sites where necessary or appropriate.

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

Consulting

In close collaboration with the client (often a legal defence team of lawyers), our personnel create a plan to allocate and handle the technical and the physical organization of resources[1]

1 , “physical organization of resources” means our personnel attend at the offices of our client to retrieve boxes containing documents, computer hard drives, etc. and then bring them to our production facility(s) for analysis.

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

Searchlight™ Software

Searchlight™ is software developed to service the legal litigation support industry.  Searchlight™ software includes tools necessary to manage a legal case from inception at the dispute, to completion at trial and or appeal.  This includes document organization, indexing of documents, preparation of

1,"physical organization of resources" means our personnel attend at the offices of our client to retrieve boxes containing documents, computer hard dricves, etc. and then bring them to our production facility (s) for analysis.

disclosure (electronic or paper), and acceptance of disclosure from others, data distribution to large teams of lawyers, trial presentation and preparation of electronic appeal books.

Searchlight™ software was developed and is owned by our majority shareholder, Triumph Case Management Ltd.  Our subsidiary, Searchlight Systems Inc., is licensed, on a non-exclusive basis, to distribute, use and license Searchlight™ software under a License and Software Distribution Agreement dated February 3, 2003 (the "Licensing Agreement").  Searchlight Systems Inc. pays Triumph the following fees under the Licensing Agreement:

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

The main market in which we compete is litigation support of the legal industry.  There are competitors within this market which fall into three main areas:

1.

Companies that develop shrink wrapped software (software shipped in a box or downloaded from the internet within executable files).

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

  Fios Inc.

  Kroll

Paper Based Litigation Support Companies:

Companies included in this area provide scanning support and sometimes coding support.  These companies will often then further subcontract work out to partner companies.  Companies include:

  Bowne

  IKON

  Lex-Solutio

  D-M Information Systems

  Pacific Legal

Competitive Advantages

In the opinion of management competitors lack the breadth (competitors usually only address one or two aspects) and depth (competitors usually do not deliver information in a usable format to the clients; it may still be in a computer coded format requiring further refinement) of the services and software offered by the Company to address all the requirements of litigation support.

Key Personnel

The Company employs six salaried management staff who possess knowledge, experience, reputation and client contacts.  Our company motivates and retains these employees through continuing education programs and competitive compensation.  We also employ approximately 60 full time hourly employees.

Physical Location

Through having much of the production staff located in Vancouver, British Columbia, the Company has been able to take advantage of the effects of exchange rates in offering their clients competitive rates as well as maintaining margins through lower cost labor.  The location in Vancouver also allows access to a highly skilled labor force.  Additionally, through having regional offices with sales staff located in hubs of legal activity in the United States, the Company has been able to take advantage of nationally recognized legal cases as the local provider of litigation support services.  Head office  is located at 329 Railway Street, Suite 500, Vancouver, B.C. Canada,  V6A 1A4 and regional offices are located at 80 S. Washington #300, Seattle  98104 and 616 First Avenue, Suite 700, Seattle, WA  USA  98104-225..

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

Item 2.  Description of Property

Office Premises

Our company does not own any real property or have an investment in real estate. Our executive and head offices are located at Suite 500, 329 Railway Street, Vancouver, BC, V6A 1A4.  Our telephone number is 604.255.4620.

We  have entered into a non-cancelable operating lease for the rental of office space and temporary condominiums near job sites. LMC’s office lease expires in February 2006. Searchlight Systems Ltd. office leas e expires in April 2005 and the two condominium leases both expire in July 2004. We also have numerous equipment leases. Total rent expense for the years ended December 31, 2003 and 2002 amounted to $ 150,067 and $31,852. Our future annual minimum lease payments for the years ended December 31, are as follows:

2004	$175,046
2005	$90,736
2006	$10,341
Total	$276,123

Item 3.  Legal Proceedings

We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

We held no annual shareholder meeting during fiscal 2003 and no shareholder meeting is currently scheduled for fiscal 2004.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Price

Our common stock is quoted on the Pink Sheets under the trading symbol "SLLN".  The Securities and Exchange Commission has adopted a rule that established the definition of a "penny stock," as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

  that a broker or dealer approve a person's account for transactions in penny stocks; and

  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person; and

  make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form,

  sets forth the basis on which the broker or dealer made the suitability determination; and

  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

In general, under Rule 144, a person who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding common shares or the average weekly trading volume during the four calendar weeks before such sale.  Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of our company.

Holders

There are forty three (43) registered shareholders of our common stock.  There are an indeterminate number of unregistered shareholders of our company who have purchased shares of our company through the NASD Pink Sheets.  These shares may be held in brokerage accounts and/or share depositories.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Transfer Agent

Our transfer agent is 1st Global Stock Transfer, LLC, Suite 130, 7341 W. Charleston Blvd. Las Vegas, Nevada, 89117.

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

Historically we have derived our revenues from service fees that are billed on an hourly rate or a fixed price per job.  Revenues related to these services are recognized in the period in which they were performed.  The Company’s reporting currency is in U.S. dollars and the functional currency of one of its subsidiaries, Systems Ltd., is Canadian dollars.  Assets and liabilities are translated from Canadian dollars to U.S. dollars at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income.  Translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely into operations.  All amounts in these financial discussions and appended statements are in U.S. dollars unless otherwise noted.

Revenues

The Company had a net loss of  $125,252 (-4%) of total revenue for the twelve-month period ended December 31, 2003 compared to a net loss of $34,178 (-3%) of total revenue for the twelve-month period ended December 31, 2002.

The difference is attributed to an increase in the cost of sales of $2,033,196 on sales of $2,947,050 (69%) of total revenue for the twelve-month period ended December 31, 2003 compared to cost of sales of $1,098,495 on sales of $1,267,147 (87%) of total revenue for the period ended December 31, 2002.  The Company recognizes revenue for services provided on an hourly basis as incurred.  The result was a difference in gross profit of $913,854 (31%) of total revenue for the twelve-month period ended December 31, 2003 compared to $168,652 (13%) of total revenue for the twelve-month period ended December 31, 2002.  Significant portions of the Company’s revenues are generated using technology developed by Triumph.  Triumph charges management fees for the use of this technology.  As mentioned in the notes included in the consolidated financial report for the year ended December 31, 2003, Triumph charged the Company $468,816 for management fees and $573,120 for the year ended December 31, 2002.  These fees are included in the cost of sales.  In addition, the Company recorded sales for services provided to Triumph of $67,452 for the year ended December 31, 2003 and $173,668 for the year ended December 31, 2002.  The Company also sold equipment to Triumph for $124,224 (at no gain or loss).  Proceeds from this sale were used to reduce amounts owed to Triumph.

1.1.1

Operating Expenses

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

1.1.2

Other Income and/or Expenses

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

1.1.3

Income Tax Provision

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

The basic and diluted income (loss) per share was $(0.01) for the twelve-month period ended December 31, 2003.  There was no corresponding basic and diluted income (loss) per share for the twelve-month period ended December 31, 2002.  The weighted average shares outstanding for both basic and diluted was 23,958,000 for the twelve-month period ended December 31, 2003 compared to 23,958,000  for the twelve-month period ended December 31, 2002.  The basic loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share take into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive shares.  There were no potentially dilutive common shares in 2002 or 2003.  There were no potentially dilutive common shares at December 31, 2003 or 2002.  During the year, cash was received by the Company for common shares that were issued subsequent to year-end.  For purposes of earnings per share computations, these shares have been included as outstanding as of the date the proceeds were received by the Company.

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

Stockholder’s equity reflected common stock at a .001 par value with authorization of 100 million shares and issued and outstanding shares of 23,958.  The common stock issuable was 371 for the period ended December 31, 2003.  Issuance of this stock was authorized during the year ended December 31, 2003 and paid for in cash during the year but the stock was not issued until after the year end in April, 2004.  The additional paid-in-capital was $346,277 for the period ended December 31, 2003.  The retained deficit was  $(162,309) for the period ended December 31, 2003.  The accumulated other comprehensive income was $10,358 for the period ended December 31, 2003.

Future Needs

We believe the funds generated by operations, and he amounts available to us under our revolving line of credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months.  Our purpose for raising capital has been to fund the acquisitions of Complementary companies in Canada and the United States.

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

Item 7.  Financial Statements

SEARCHLIGHT SOLUTIONS LTD.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2003

C  O  N  T  E  N  T  S

Page

INDEPENDENT AUDITORS' REPORT……………………………………………	1

FINANCIAL STATEMENTS…………………………………………………………

CONSOLIDATED BALANCE SHEET……………………………………………	2
CONSOLIDATED STATEMENTS OF OPERATIONS…………………………..	3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME………….	4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY……………	5
CONSOLIDATED STATEMENTS OF CASH FLOWS…………………………..	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS……………………	7 - 14

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

March 15, 2004

Seattle, Washington

SEARCHLIGHT SOLUTIONS LTD.

CONSOLIDATED BALANCE SHEET

December 31, 2003

ASSETS

Current Assets
Cash	$ 163,900
Accounts receivable, net of allowance for
doubtful accounts of $22,839	1,411,782
Deposits and other	15,852

Total current assets	1,591,534

Property and Equipment, net	206,097
Notes Receivable, related parties	137,611
$ 1,935,242

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Line of credit	$ 141,335
Accounts payable and accrued expenses	391,330
Due to Triumph	1,176,115
Due to other related parties	7,807

Total current liabilities	1,716,587

Minority Interest	-

Stockholders' Equity
Common stock, $.001 par value; authorized 100 million
shares; issued and outstanding 23,958,000 shares	23,958
Common stock issuable	371
Additional paid-in capital	346,277
Retained earnings (deficit)	(162,309)
Accumulated other comprehensive income	10,358

218,655

$ 1,935,242

See Notes to Consolidated Financial Statements

SEARCHLIGHT SOLUTIONS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003 and 2002

	2003	2002

Sales	$ 2,947,050	$ 1,267,147
Cost of sales	2,033,196	1,098,495

Gross profit	913,854	168,652

Selling expenses	309,289	59,909
General and administrative expenses	816,236	132,790

Loss from operations	(211,671)	(24,047)

Other income (expense)
Interest income	52,549
Gain on sale of equipment to Triumph	76,305
Other income	10,895
Minority interest	8,348
Interest expense	(61,678)	(10,131)

Net loss	$ (125,252)	$ (34,178)

Basic and diluted income (loss) per share	$ (0.01)	(0.00)

Weighted average shares outstanding
Basic and diluted	23,958,000	23,958,000

See Notes to Consolidated Financial Statements

SEARCHLIGHT SOLUTIONS LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2003 and 2002

	2003	2002

Net loss	$ (125,252)	$ (34,178)

Other comprehensive income
Foreign currency translation adjustment	10,138	187

Comprehensive loss	$ (115,114)	$ (33,991)

See Notes to Consolidated Financial Statements

SEARCHLIGHT SOLUTIONS LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2003 and 2002

Common Stock	Common Stock Issuable
							Foreign
					Additional	Retained	Currency
	Number of		Number of		Paid-in	Earnings	Translation
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Adjustment	Total

Balances, December 31, 2001,
prior to restatement	100	$ -	-	$ -	$ -	$ (1,730)	$ -	$ (1,730)

Effects of retroactive
restatement associated with
recapitalization through
merger with Searchlight
Solutions Ltd. and
Searchlight Systems Ltd.	23,957,900	23,958			(23,952)	(1,149)	33	(1,110)

Balances, December 31, 2001,
as restated	23,958,000	23,958			(23,952)	(2,879)	33	(2,840)

Translation adjustment							187	187
Net loss						(34,178)		(34,178)

Balances, December 31, 2002	23,958,000	23,958			(23,952)	(37,057)	220	(36,831)
Common stock issuable for cash			370,600	371	370,229			370,600
Translation adjustment							10,138	10,138
Net loss						(125,252)		(125,252)

Balances, December 31, 2003	23,958,000	$ 23,958	370,600	$ 371	$ 346,277	$ (162,309)	$ 10,358	$ 218,655

See Notes to Consolidated Financial Statements

SEARCHLIGHT SOLUTIONS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows from Operating Activities
Net loss	$ (125,252)	$ (34,178)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	63,106	24,966
Minority interest	(8,348)
Gain on sale of equipment to Triumph	(76,305)
Changes in operating assets and liabilities, net of
effects of LMC acquisition
Accounts receivable	(1,136,275)	(187,796)
Deposits and other	(9,820)	(6,032)
Accounts payable and accrued expenses	224,089	86,344
Net cash used in operating activities	(1,068,805)	(116,696)

Cash Flows from Investing Activities
Proceeds from sale of equipment to Triumph	124,224
Purchase of LMC, adjusted for cash acquired	7,989
Acquisition of property and equipment	(164,093)	(148,379)
Net cash used in investing activities	(31,880)	(148,379)

Cash Flows from Financing Activities
Net advances to related parties	(129,804)
Proceeds from (payments on) loans payable	(15,570)	15,570
Common stock issuable for cash	370,600
Proceeds from line of credit	141,335
Advances for Triumph	715,826	391,243
Net cash provided by investing activities	1,082,387	406,813

Foreign exchange effect on cash	8,333	1,043

Net change in cash	(9,965)	142,781

Cash, beginning of year	173,865	31,084

Cash, end of year	$ 163,900	$ 173,865

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 24,407	$ 2,171
Cash paid for income taxes	$ -	$ -

See Notes to Consolidated Financial Statements

C:\edgarfilings\searchlight solutions\10ksb0924\clean10ksb.doc

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

In July 2003, Searchlight Solutions Ltd. ("Solutions Ltd.") issued 17,968,500 shares of common stock (75% of its total equity) to Triumph.  In exchange, Triumph transferred its interest in Systems Inc. to Solutions Ltd.  Solutions Ltd. was incorporated in the state of Nevada in 1995 and had been dormant until 2003.  Because Triumph had the controlling interest in Systems Inc. before and after this transaction, it is treated as a recapitalization of Solutions Ltd.  Even though Solutions Ltd. is the legal acquirer, Systems Inc. is the accounting acquirer and these financial statements have been prepared accordingly.  The consolidated statements of stockholders' equity and the number of shares outstanding have been retroactively restated for the effects of these transactions.

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

Accounts Receivable

Accounts receivable are stated at their outstanding principal balances.  Management reviews the collectibility of accounts receivable on a periodic basis and considers such things as historical collection rates and individual customer's current operating circumstances.  Management then determines the appropriate amount of any allowance.  The Company charges off receivables to the allowance when management determines that a receivable is not collectible.  The Company does not generally require collateral for any of its receivables and does not charge interest.  At December 31, 2003, management believes that receivables (after deducting the $22,839 allowance) are recoverable.

Notes Receivable, Related Parties

The notes receivable are due from two minority interest stockholders of LMC.  The notes are unsecured, are due on demand, and bear interest at a bank's prime rate plus 4.5% (resulting in a rate of 9.0% at December 31, 2003).  No reserve for uncollectibility has been established at December 31, 2003, because management believes these notes are fully recoverable.  Interest income on these notes in 2003 totaled $10,620.

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

Due to Triumph

The amounts due to Triumph bear interest at a bank's prime rate (4.5% at December 31, 2003), are unsecured, and are due on demand.  See Note 7 for additional disclosure regarding transactions with Triumph.

Due to Other Related Parties

The amounts due to directors of the Company are unsecured, non-interest bearing, and due on demand.

Earnings Per Share

Basic loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding (as restated) in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  There were no potentially dilutive common shares at December 31, 2003 or 2002.  During the year, cash was received by the Company for common shares that were issued subsequent to year end.  For purposes of earnings per share computations, these shares have been included as outstanding as of the date the proceeds were received by the Company (see Note 5).

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

In 2003, there were two customers in Washington that accounted for 63% of sales in the United States.  There were no amounts due from either of these customers at December 31, 2003.  In 2002, all sales were from various customers in British Columbia, Canada, and all property and equipment was located in Canada.

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

Item 8A.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief financial officer.  Based upon that evaluation, our company’s president and our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.  There has been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

             Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:

Name	Age	Position
Gary Procknow	52	President, C.E.O., Chairman and Director
Rick Green	35	Vice President of Technology Development and Director
Brett Allan Procknow	24[2]	Chief Financial Officer

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

2 As previously stated, our C.F.O, Mr. Brett Procknow, is the son of our President and C.E.O., Mr. Gary Procknow.

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

Family Relationships

Our C.F.O., Mr. Brett Procknow, is the son of our President and C.E.O., Gary Procknow.  There are no other family relationships among the directors or executive officers of the Issuer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business,  securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

We currently do not have an audit nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that  qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues to date.

Code of Ethics

Effective April 1, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company’s officers including our president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)  compliance with applicable governmental laws, rules and regulations;

(4)  the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)  accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.  Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary.  If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Searchlight Solutions Ltd., Suite 500-329 Railway Street, Vancouver, British Columbia, V6A 1A4, Attention Gary Procknow.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

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

Our C.F.O., Brett Procknow, is not party to an employment agreement.  Our President, Mr. Gary Procknow and our Vice-President of Technology, Mr. Rick Green, are parties to employment agreements with our operating subsidiary, Searchlight Systems Ltd.  These two employment agreements contain identical provisions.  The agreements call for annual increases of a minimum of 10% of the previous year's salary.  The Company has an agreement to pay its executive officers each a salary of $106,290 plus a $5,368 bonus.  The two officers decided to forego their unpaid salary for January, 2003 to May, 2003.  The actual wages paid in 2003 or accrued at December 31, 2003, to the two directors were $72,589 to Gary Procknow and $73,413 to Rick Green.  The agreements call for annual increases of a minimum of 10% of the previous year's salary.  The agreements provide that our executive officers may receive benefits, bonuses and stock options but do not specify amounts in any of these categories.  Our executive officers are entitled to four weeks of annual vacation.  These agreements require our executive officers to maintain confidentiality during and after their employment.  Our executive officers are prohibited from competing with our company during the term of their agreements and for six months following termination of their agreements.  All technology, knowledge or information developed by our executive officers during the course of their employment becomes the exclusive property of our company.  The employment agreements with our executive officers may be terminated by either our company or the executive officer.  Our company may terminate our executive officers without notice on payment of ten months salary.  There is a deemed termination of our executive officers and a requirement for termination pay in the event of a change of control of our company.  Our executive officers may terminate their employment agreements with our company on 30 days notice and would receive a lump sum payment equal to 60 days salary.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Triumph Case Management Ltd. (1) Suite 500 329 Railway Street Vancouver, B.C. V6A 1A4	17,968,500 common shares Direct Ownership (2)	75%
Common	Gary Procknow Vancouver, BC Canada	(3)	(3)
Common	Rick Green Port Coquitlam, BC Canada	(3)	(3)
Common	Brett Allan Procknow Vancouver, BC Canada	Nil	N/A
Common	Management as a Group (3 people)	8,984,250 common shares Indirect Ownership (2)	37.5%

(1)

Triumph Case Management Ltd. is owned 25% by G.P. Projects Ltd. and 25% by Mr. Rick Green.  G.P. Projects Ltd. is controlled by Mr. Gary Procknow is President, C.E.O., Chairman and Director of our company.  Rick Green is Vice President of Development and a director of our company.

(2)

Direct ownership indicates that the shares are registered in the name of Triumph Case Management Ltd.  Indirect ownership indicates that management maintains an interest in the shares by virtue of a 50% control position in Triumph Case Management Ltd.

(3)

Mr. Procknow, through his wholly-owned company, G.P. Projects Ltd., and Mr. Green each own 25% of the shares of the Company held by Triumph Case Management Ltd.

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

Item 12.  Certain Relationships and Related Transactions

Our Chief Executive Officer and Director, Mr. Gary Procknow, and our Vice President of Development and Director, Mr. Rick Green, are also directors, officers and shareholders of Triumph Case Management Ltd.   Triumph Case Management Ltd. is a majority controlling shareholder of our company.  Messrs Green and Procknow are also directors and officers of our  subsidiaries, Searchlight Systems Inc., Searchlight Systems Ltd and Litigation Management Consulting Inc.  On May 22, 2003, our company acquired all of the issued common shares of Searchlight Solutions Inc. from Triumph Case Management Ltd. in consideration for 17,968,500 of our common shares.  This transaction was an arm's length transaction negotiated by former management of our company.  No finders' fees or consulting agreements were provided as part of the share exchange.  There was no related transaction in which the Issuer was a party or where any director, executive officer or beneficial owner, prior to the business combination, had or is to have a direct or indirect material interest.

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

(31)

302 Certifications

31.1

Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference from our Annual Report on Form 10-KSB, filed on May 17, 2004)

31.2

Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference from our Annual Report on Form 10-KSB, filed on May 17, 2004)

(32)

906 Certifications

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference from our Annual Report on Form 10-KSB, filed on May 17, 2004)

(B)

Reports on Form 8-K

None

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Peterson Sullivan, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2004 and 2003 were $nil.

Audit Related Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Peterson Sullivan, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $4,446.18.  An additional fee from Hedden Chong, our Canadian accounting firm was $8,820.00 and $8,200.00 in Canadian dollars,. These fees were paid on our behalf by a third party in accordance with a prior arrangement.

Tax Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by Peterson Sullivan, PLLC for other non-audit professional services, other than those services listed above, totalled $nil.

We do not use Peterson Sullivan, PLLC for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage Peterson Sullivan PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Peterson Sullivan, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors.  The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Peterson Sullivan, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Peterson Sullivan, PLLC’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCHLIGHT SOLUTIONS LTD.

Dated:  September _16__, 2004

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

September _16__, 2004

Date