Form 10KSB/A
SEARCHLIGHT SOLUTIONS LTD
filed 2004-09-28
CIK 1265775

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

Item 2.  Description of Property

Office Premises

Our company does not own any real property or have an investment in real estate. Our executive and head offices are located at Suite 500, 329 Railway Street, Vancouver, BC, V6A 1A4.  Our telephone number is 604.255.4620.   [

]We ~~{lease our office space from on a month to month basis and our monthly rental is $. During the fiscal year ending December 31, 2003, we paid $ for rent.~~} [have entered into a non-cancelable operating lease for the rental of office space and temporary condominiums near job sites. LMC’s office lease expires in February 2006. Searchlight Systems Ltd. office leas e expires in April 2005 and the two condominium leases both expire in July 2004. We also have numerous equipment leases. Total rent expense for the years ended December 31, 2003 and 2002 amounted to $ 150,067 and $31,852. Our future annual minimum lease payments for the years ended December 31, are as follows:

2004	$175,046
2005	$90,736
2006	$10,341
Total	$276,123

Item 3.  Legal Proceedings

We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

We held no annual shareholder meeting during fiscal 2003 and no shareholder meeting is currently scheduled for fiscal 2004.~~The Issuer's 2004 annual general meeting {is scheduled to be} [was] held on Friday, June 11, 2004 at Suite 500, 329 Railway Street, Vancouver, British Columbia at~~

~~9:00 a.m. The Issuer's security holders {will be} [were] requested to elect new directors, to appoint the~~

~~Issuer's auditors for the 2004/2005 fiscal year and to ratify all actions taken by the officers and directors of the Issuer the preceding year. No other business {is expected to be} [was] brought before the Issuer's shareholders at the 2004 annual general meeting. {[NTD: This needs to be updated now that the meeting has been held]}~~

PART II

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

Code of Ethics

Effective [April 1, 2004], our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company’s officers including our president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Triumph Case Management Ltd. (1) Suite 500 329 Railway Street Vancouver, B.C. V6A 1A4	17,968,500 common shares Direct Ownership (2)	75%
Common	Gary ~~{Procknow[Insert Address]~~ } [Procknow Vancouver, BC Canada	(3)	(3)
Common	Rick Green ~~{[Insert Address]~~ } [Port Coquitlam, BC Canada	(3)	(3)
Common	Brett Allan Procknow ~~{[Insert Address]~~ } [Vancouver, BC Canada	Nil]	N/A
Common	Management as a Group (3 people)	8,984,250 common shares Indirect Ownership (2)	37.5%

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

(3)

Mr. Procknow, through his wholly-owned company, G.P. Projects Ltd., and Mr. Green each own 25% of the shares of the Company held by Triumph Case Management Ltd.]

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

Reports on Form 8-K

None

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Peterson Sullivan, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2004 and 2003 were [$nil] ~~{$}~~.

Audit Related Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Peterson Sullivan, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was[$4,446.18. An additional fee from Hedden Chong, our Canadian accounting firm was $8,820.00 and $8,200.00 in Canadian dollars,. These fees were paid on our behalf by a third party in accordance with a prior arrangement] ~~{$}~~.

Tax Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by Peterson Sullivan, PLLC for other non-audit professional services, other than those services listed above, totalled [$nil] ~~{$}~~.

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

SEARCHLIGHT SOLUTIONS LTD.

Dated:  ~~{May 4}~~ [September ____], 2004

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

~~{May 4}~~ [September ___], 2004

Date