Form 10KSB/A
SEARCHLIGHT SOLUTIONS LTD
filed 2004-10-25
CIK 1265775

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

In February, 2003, Searchlight Systems Ltd. purchased 70% of the issued shares in a Washington corporation called Litigation Management Consulting Inc. ("LMC").  LMC provides information co-

ordination and document manipulation services primarily to the legal industry in Washington State.  Searchlight Systems Ltd. paid $7,000 for its 70% controlling interest in LMC.

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

Services include logistical support for the initial months of the project, assisting the team in dealing with issues of what the disclosure contains, advising how to deal with the materials, providing insight into what should be disclosed, and helping craft

[1] , “physical organization of resources” means our personnel attend at the offices of our client to retrieve boxes containing documents, computer hard drives, etc. and then bring them to our production facility(s) for analysis.

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

We have entered into a non-cancelable operating lease for the rental of office space and temporary condominiums near job sites.  LMC’s office lease expires in February 2006.  Searchlight Systems Ltd. office lease expires in April 2005 and the two condominium leases both expire in July 2004.  We also have numerous equipment leases.  Total rent expense for the years ended December 31, 2003 and 2002 amounted to $150,067 and $31,852.  Our future annual minimum lease payments for the years ended December 31, are as follows:

2004	$175,046
2005	$90,736
2006	$10,341
Total	$276,123

Item 3.  Legal Proceedings

We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

The Issuer is not required to hold an annual general meeting by Nevada law.

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

*

that a broker or dealer approve a person's account for transactions in penny stocks; and

*

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must

*

obtain financial information and investment experience and objectives of the person; and

*

make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form,

*

sets forth the basis on which the broker or dealer made the suitability determination; and

*

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

             Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:

Name	Age	Position
Gary Procknow	52	President, C.E.O., Chairman and Director
Rick Green	35	Vice President of Technology Development and Director
Brett Allan Procknow	24[1]	Chief Financial Officer

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

1 As previously stated, our C.F.O, Mr. Brett Procknow, is the son of our President and C.E.O., Mr. Gary Procknow.

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