Form 10QSB
period 2004-10-22
SEARCHLIGHT SOLUTIONS LTD
filed 2004-10-25
CIK 1265775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(604)255-4620

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Transitional Small Business Disclosure Format (Check one): Yes     No

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SEARCHLIGHT SOLUTIONS LTD.
CONSOLIDATED BALANCE SHEET
June 30, 2004

	June 30, 2004	March 31, 2004
ASSETS

Current Assets
Cash	$ 44,655	416,683
Accounts receivable, net of allowance for
doubtful accounts of $24,627	1,419,104	1,266,796
Deposits and other	18,915	23,051

Total current assets	1,482,674	1,706,530

Property and Equipment, net	35,337	39,242

Incorporation Cost, net
Notes Receivable, related parties
Investment in Triumph	114,304	114,304

Due from Triumph
	1,632,315	1,860,076

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Line of Credit	0	184,698
Accounts payable and accrued expenses	625,038	514,041
Due to Triumph	857,033	924,166
Due to other related parties	7,807	7,742
Total current Liabilties	1,489,878	1,630,647

Minority Interest		-

Stockholders' Equity
Common Stock, $.001 par value; authorized 100 million
shares; issued and outstanding 23,958,000 shares	23,958	23,958
Common stock issuable	371	371
Additional paid-in capital	353,727	353,727
Retained earnings (deficit)	-263,190	(190,682)
Accumulated other comprehensive income (loss)	27,572	42,055
	142,437	229,429
	1,632,315	1,860,076

SEARCHLIGHT SOLUTIONS LTD.
CONSOLIDATED STATEMENT OF OPERATIONS
For the 6 months ended June 30, 2004		For the 3 months ended
		June 30, 2004	March 31, 2004

Sales	1,733,075	916,029	817,046
Cost of sales	1,358,591	754,542	604,049
Gross profit	374,484	161,487	212,997
Selling expenses	109,458	46,499	62,959
General and administrative expenses	427,328	202,636	224,692
Profit (Loss) from operations	(162,301)	(87,647)	(74,654)
Other income (expense)
Interest income	55,646	25,288	30,358
Gain on sale of equipment to Triumph	55,287	(61)	55,348
Other income (expense)	(595)	2,597	(3,192)
Minority interest		-
Interest expense	(41,466)	(12,682)	(28,784)
Net profit (Loss)	(93,430)	(72,506)	(20,924)

Basic and diluted income (loss) per share
Weighted average shares outstanding
Basic and diluted

SEARCHLIGHT SOLUTIONS LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS		For the 3 months ended
For the 6 months ended June 30, 2004
		June 30, 2004	March 31, 2004

Cash Flows from Operating Activities
Net Income (Loss)	(93,430)	(72,506)	(20,924)
Adjustments to reconcile Net Income to net cash provided by ops
Depreciation	6,697	3,189	3,508
Minority Interest
Gain on Sale of capital assets to Triumph	(55,287)	61	(55,348)
Changes in operating assets and liabilities
Accounts receivalble	(7,322)	(152,308)	144,986
Deposits and other	(3,063)	4,136	(7,199)
Accounts payable and accrued expenses	233,706	110,993	122,712
Foreign exchange effect on income

Net cash provided by Operating Activities	81,302	(106,434)	187,735
Cash Flows from Investing Activities
Proceeds from sale of equipment to Triumph	219,350	655	218,695

Acquisition of property and equipment
Investment in Triumph	(114,304)		(114,304)

Net cash provided by Investing Activities	105,046	655	104,391
Cash flows from Financing Activities
Net advances (to) from related parties	0	65	(65)
Proceeds from (payments on) loans	137,611		137,611
Common stock issuable for cash
Paid in Capital	(0)
Line of credit proceeds (repayment)	(141,335)	(184,698)	43,363
Advances from (payments to) Triumph	(319,082)	(67,133)	(251,949)

Net cash provided by Financing Activities	(322,806)	(251,766)	(71,040)
Foreign exchange effect on cash	17,214	(14,483)	31,697
Net change in cash	(119,245)	(372,028)	252,783
Cash at beginning of period	163,900	416,683	163,900
Cash at end of period	44,655	44,655	416,683

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

Results from Operations

For the Three-Month Period Ended June 30, 2004.

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

Revenues

We had a net loss of  -$72,506 (-8%) on total revenue of $916,029 for the three month period ended June 30, 2004 compared to a net loss of -$343,686 (-42%) on total revenue of $809,369 for the three period ended June 30, 2003.

The loss is attributed to a cost of sales of $754,542 (82%) of total revenue of $916,029 for the three month period ended June 30, 2004 compared to cost of sales of $886,511 (110%) of total revenue of $809,369 for the period ended June 30, 2003.  We recognize revenue for services provided on an hourly basis as incurred.  The result was a gross profit of $161,487 (18%) of total revenue for the period ended June 30, 2004 compared to a gross loss of -$77,142 (-10%) of total revenue for the period ended June 30, 2003.

Operating Expenses

Selling expenses were $46,499 (5%) of total revenue for the period ended June 30, 2004 compared to $56,242 (7%) of total revenue for the period ended June 30, 2003.  Selling expenses include contract business development consultants, sales/marketing related travel and accommodation expenses, and advertising.  General and administrative expenses were $202,636 (22%) of total revenue for the period ended June 30, 2004 compared to $190,409 (24%) of total revenue for the period ended June 30, 2003.   Included in the general and administrative expenses are the expenses incurred as a result of preparation for the Securities and Exchange Commission (SEC) including increased management, expenses associated with audits as well as legal fees that would not be incurred in the course of normal operations.  The loss from operations was -$87,647 (-10%) of total revenue for the period ended June 30, 2004 compared to a loss from operations of -$323,793 (-40%) of total revenue for the period ended June 30, 2003.

Other Income and/or Expenses

Other income included interest income, which was $25,288 (3%) of total revenue for the period ended June 30, 2004 compared to $3,643 (0%) of total revenue for the period ended June 30, 2003.  We incurred a loss on equipment sold to Triumph Case Management Ltd. for $61 (0%) of total revenue for the period ended June 30, 2004.  There was no corresponding sale of equipment to Triumph in the first quarter 2003.  There was no minority interest for the three-month period ended June 30, 2003 for which there was no corresponding interest for the three-month period ended June 30, 2004.  Interest expenses were -$12,682 (-1%) or total revenue for the period ended June 30, 2004 compared to an interest expense of -$19,478 (-2%) for the period ended June 30, 2003.

Financial Condition

Liquidity and Capital Resources

Our financial condition at June 30, 2004 is as follows.  The assets reflect cash totaling $44,655 for the period ended June 30, 2004.  Cash consists of checking accounts held at various financial institutions.  Accounts receivable, net allowance for doubtful accounts of $24,627, were $1,419,104 for the period ended June 30, 2004.  Accounts receivable are stated in their principal balances.  Management reviews the collectibility of accounts receivable on a periodic basis and determines the appropriate amount of any allowance.  We charge off receivables to the allowance when management determines that a receivable is not collectable.  We do not generally require collateral for any of its receivables and do not charge interest.  Deposits and other were $18,915 for the period ended June 30, 2004.  Total current assets were $1,482,674 for the period ended June 30, 2004.  Property and equipment, net was $35,337 for the period ended June 30, 2004.  Equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years.  Maintenance and repairs are charged to expense as incurred.  Significant renewals and betterments are capitalized.  Leasehold improvements are recorded at cost and are amortized over the anticipated term of the lease or the lives of the improvements whichever is shorter.  An investment was made into Triumph Case Management Ltd. of $114,304 during the period ended June 30, 2004.  Total assets were $1,632,315 for the period ended June 30, 2004.  Our primary financing need has been to fund our growth.  Our primary source of liquidity has been cash flows generated from operations supplemented by the borrowings under our line of revolving line of credit.

Current liabilities reflect a line of credit which was nil for the period ended June 30, 2004.  The Company has a $400,000 line of credit in Canadian dollars with a bank.  The line bears interest at the bank’s prime rate plus 1.25% (resulting in a rate of 5.75% at December 31, 2003) and is secured by substantially all of the Company’s assets.  Accounts payable and accrued expenses were $625,038 for the period ended June 30, 2004.  Amounts due to Triumph Case Management Ltd., were $857,033 for the period ended June 30, 2004.  The amounts due to Triumph bear interest at a bank’s prime rate (4.5% at December 31, 2003), are unsecured, and are due on demand.  Amounts due to other related parties were $7,807 for the period ended June 30, 2004.  The amounts due to

directors of the Company are unsecured, non-interest bearing, and due on demand.   Total current liabilities were $1,489,878 for the period ended June 30, 2004.

Stockholder’s equity reflected common stock at a .001 par value with authorization of 100 million shares and issued and outstanding 23,958,000 shares.  The common stock issuable was 371 for the period ended June 30, 2004.  The additional paid-in-capital was $353,727 for the period ended June 30, 2004.  The retained deficit was  -$263,190 for the period ended June 30, 2004.  The accumulated other comprehensive income was $27,572 for the period ended June 30, 2004.

Future Needs

We believe the funds generated by operations, and the amounts available to us under our revolving line of credit facility will provide adequate cash to fund our anticipated cash needs, at least through the next twelve months.  Our purpose for raising capital has been to fund the acquisitions of complementary companies in Canada and the United States.

RISK FACTORS

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

(14)

Code of Ethics

14.1

Code of Ethics (incorporated by reference from our Amended Annual Report on Form 10-KSB/A, filed on April 1, 2004).

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

Dated:  October 22, 2004

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

October 22, 2004

Date

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

Date: October 22, 2004

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

Date: October 22, 2004

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

Dated: October 22, 2004

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

Dated: October 22, 2004

/s/ Brett Procknow

Brett Procknow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)